Form 10-Q
period 1996-03-31
HEALTH O METER PRODUCTS INC /DE; HEALTH O METER INC
filed 1996-05-14
CIK 883327, 925252

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended                 March 31, 1996
                     -----------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _________________________ to ____________________


Commission File Number:                    0-19912
                        --------------------------------------------------------

                          Health o meter Products, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         36-3635286
- --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

24700 Miles Road, Bedford Heights, Ohio                      44146-1399
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (216) 464-4000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes   X        No
                                          -----          -----

As of April 30, 1996, the issuer had 9,071,409 shares of common stock outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended                      March 31, 1996
                     -----------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _______________________ to ______________________


Commission File Number:                        33-80000
                        --------------------------------------------------------

                              Health o meter, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           36-3330781
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

  24700 Miles Road, Bedford Heights, Ohio                  44146-1399
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

                                 (216) 464-4000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes   X        No
                                            -----         -----

         The Registrant is a wholly-owned subsidiary of Health o meter Products, Inc. Accordingly, none of its equity securities are owned by non-affiliates.

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                       March 31,   October 1,
                                         1996         1995
                                      ----------   ----------
                                      (Unaudited)
      ASSETS

Current assets
   Cash                               $    1,109          835
   Trade accounts receivable, net         47,467       54,151
   Inventories                            36,249       41,787
   Refundable income taxes                    11          207
   Deferred income taxes                   5,108        5,108
   Other current assets                    1,038        1,828
                                      ----------   ----------
        Total current assets              90,982      103,916

Property, plant, and equipment, net       18,558       20,157

Other assets
   Excess of cost over fair value
     of net assets acquired, net         142,084      144,084
   Deferred financing costs, net           5,008        5,437
   Deferred income taxes                      63           63
   Other                                   1,329        1,478
                                      ----------   ----------
        Total other assets               148,484      151,062
                                      ----------   ----------

        Total assets                  $  258,024      275,135
                                      ==========   ==========



                                                                     (Continued)

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      March 31,    October 1,
                                                        1996          1995
                                                     ----------    ----------
                                                     (Unaudited)

    LIABILITIES AND
     STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of debt                           $    5,000         5,000
   Accounts payable                                      11,537        25,803
   Accrued liabilities                                   22,910        19,828
                                                     ----------    ----------
        Total current liabilities                        39,447        50,631

Long-term debt
   Revolving Credit Facility                             34,000        39,400
   Term Note                                             62,500        65,000
   Senior Subordinated Notes                             68,570        68,458
                                                     ----------    ----------
        Total long-term debt                            165,070       172,858

Product liability - noncurrent                            3,860         3,621
Other                                                     1,643         2,008
                                                     ----------    ----------
        Total liabilities                               210,020       229,118

Stockholders' equity
   Common stock, par value $.01 per share                    91            91
   Paid-in capital                                       51,741        51,741
   Warrants                                               1,773         1,773
   Accumulated deficit                                   (5,601)       (7,588)
                                                     ----------    ----------

        Total stockholders' equity                       48,004        46,017
                                                     ----------    ----------
        Total liabilities and stockholders' equity   $  258,024       275,135
                                                     ==========    ==========



See accompanying notes to consolidated financial statements.

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                  Thirteen weeks ended           Twenty-six weeks ended
                                              ----------------------------    ----------------------------
                                                March 31,        April 2,       March 31,        April 2,
                                                  1996            1995            1996            1995
                                              ------------    ------------    ------------    ------------
Net sales                                     $     56,275          56,656         153,682         147,284
Operating costs and expenses
     Cost of goods sold                             38,538          39,046         105,401         102,867
     Selling, general, and
         administrative expenses                    12,086          12,489          30,888          29,660
     Amortization of intangible assets               1,000           1,002           2,000           1,981
                                              ------------    ------------    ------------    ------------
         Total operating costs and expenses         51,624          52,537         138,289         134,508
                                              ------------    ------------    ------------    ------------
         Operating income                            4,651           4,119          15,393          12,776

Interest expense                                     4,717           4,820           9,814           9,667
Other income                                           (96)            (44)           (166)           (135)
                                              ------------    ------------    ------------    ------------
         Income (loss) before income taxes              30            (657)          5,745           3,244
Income tax expense (benefit)                            20            (504)          3,758           2,485
                                              ------------    ------------    ------------    ------------
         Net income (loss)                    $         10            (153)          1,987             759
                                              ============    ============    ============    ============


Net income (loss) per share                   $         --           (0.02)           0.22            0.08
                                              ============    ============    ============    ============

Number of common and common
     equivalent shares used in
     computing net income (loss) per share           9,071           9,071           9,071           9,071



See accompanying notes to consolidated financial statements.

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                   Twenty-six weeks ended
                                                             --------------------------------
                                                             March 31, 1996     April 2, 1995
                                                             --------------    --------------
Cash flows from operating activities
    Net income                                               $        1,987               759
    Adjustments to reconcile net income to
        net cash provided by operating activities
            Depreciation and amortization
                of plant and equipment                                2,945             2,605
            Loss on asset write-offs and disposals                      103                --
            Amortization of intangible assets                         2,000             1,981
            Amortization of deferred financing costs                    429               410
            Accretion of debt discount                                  112               112
            Changes in
                 Accounts receivable                                  6,684             1,410
                 Inventories                                          5,538            11,730
                 Refundable income taxes                                196             3,044
                 Other assets                                           939               478
                 Accounts payable                                   (14,266)          (19,137)
                 Accrued liabilities                                  3,082             1,442
                 Noncurrent liabilities                                (126)              202
                                                             --------------    --------------
                     Net cash provided by
                         operating activities                         9,623             5,036
                                                             --------------    --------------

Cash flows from investing activities
    Capital expenditures                                             (1,449)           (1,719)
                                                             --------------    --------------
                     Net cash used in investing activities           (1,449)           (1,719)
                                                             --------------    --------------

Cash flows from financing activities
    Proceeds from revolving credit facilities                        44,500            46,100
    Repayments of revolving credit facilities                       (49,900)          (47,200)
    Repayment of long-term debt                                      (2,500)           (2,500)
                                                             --------------    --------------
                     Net cash used in
                         financing activities                        (7,900)           (3,600)
                                                             --------------    --------------
Increase (decrease) in cash                                             274              (283)
Cash at beginning of the period                                         835             1,684
                                                             --------------    --------------
Cash at end of the period                                    $        1,109             1,401
                                                             ==============    ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
    Interest                                                 $        9,360             9,864
    Income taxes                                                      1,177                --



See accompanying notes to consolidated financial statements.

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) In the opinion of management, the information furnished herein includes all adjustments of a normal recurring nature that are necessary for a fair presentation of results for the interim periods shown in accordance with generally accepted accounting principles. The unaudited interim consolidated financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended October 1, 1995, and should be read in conjunction with the consolidated financial statements and notes thereto. Because of the seasonal nature of the small appliance and consumer scale industries, the results of operations for the interim period are not necessarily indicative of results for the full fiscal year.

(2)      The components of inventories are as follows (in thousands):

                                                            March 31, 1996            October 1, 1995
                                                            --------------            ---------------
            Inventories at FIFO cost
              Raw materials and purchased parts               $  14,494                    13,389
              Finished goods                                     21,770                    28,220
                                                              ---------                    ------
                                                                 36,264                    41,609
            Excess of FIFO cost
              over LIFO                                             (15)                      178
                                                              ---------                    ------
                 Total inventories                            $  36,249                    41,787
                                                              =========                    ======

         Work-in-process inventories are not significant and are included with raw materials.

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(3) Condensed consolidated financial information for Health o meter, Inc. at March 31, 1996 and October 1, 1995, and for the thirteen-week and twenty-six-week periods ended March 31, 1996 and April 2, 1995 is as follows (in thousands):

                                                               March 31,    October 1,
                                                                 1996          1995
                                                              ----------    ----------
            Current assets                                    $   90,982       103,916
            Noncurrent assets                                    167,042       171,219
                                                              ----------    ----------

                 Total assets                                 $  258,024       275,135
                                                              ==========    ==========


            Current liabilities                               $   39,447        50,631
            Noncurrent liabilities                               170,573       178,487
            Intercompany payables                                 47,627        47,627
                                                              ----------    ----------

                 Total liabilities                               257,647       276,745

            Stockholder's equity
               Common stock - $.01 par value;
                   authorized 1,000,000 shares;
                   issued and outstanding 1,000,000 shares            10            10
               Paid-in capital                                     2,811         2,811
               Accumulated deficit                                (2,444)       (4,431)
                                                              ----------    ----------

                 Total stockholder's equity                          377        (1,610)
                                                              ----------    ----------

                 Total liabilities and stockholder's equity   $  258,024       275,135
                                                              ==========    ==========


                                Thirteen-week period ended     Twenty-six-week period ended
                                ---------------------------     ---------------------------
                                  March 31,       April 2,       March 31,       April 2,
                                    1996           1995            1996           1995
                                ------------   ------------    ------------   ------------
            Net sales           $     56,275         56,656    $    153,682        147,284
            Gross profit              17,737         17,610          48,281         44,417
            Net income (loss)             10           (153)          1,987            759

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Thirteen Weeks ended March 31, 1996 and April 2, 1995

         Net Sales. Net sales in the second quarter of fiscal 1996 declined approximately 0.7 percent to $56.3 million, compared with $56.7 million for the same period in fiscal 1995. Net sales of the Consumer Products Division increased approximately 4.7 percent to $47.6 million in the second quarter of fiscal 1996, compared with $45.5 million for the same period last year. The increase in net sales of the Consumer Products Division was due primarily to sales of the recently introduced automatic hot teamaker, Mrs. Tea(TM). Consumer Products Division sales were also favorably impacted by an increase in sales of consumer scales attributable to improved distribution at certain mass merchandisers. These sales increases were partially offset by a decline in coffeemaker and iced teamaker sales reflecting an overall small appliance industry sales decline and lower retail activity resulting from severe winter weather conditions. Net sales of the Professional Products Division declined approximately 22.3 percent to $8.7 million, primarily because second quarter fiscal 1995 sales had been favorably impacted by the U.S. Postal rate increase in January 1995, which generated incremental sales of postal scale dials, electronic rate chips and postal scales to accommodate the new postal rates.

         Gross Profit. The Company's gross profit in the second quarter of fiscal 1996 was $17.7 million, or approximately 31.5 percent of net sales, compared with $17.6 million, or approximately 31.1 percent of net sales in the same period in fiscal 1995. The Consumer Products Division's gross profit increased from approximately 28.9 percent of net sales for the second quarter of fiscal 1995 to approximately 30.0 percent of net sales for the second quarter of fiscal 1996. The Professional Products Division's gross profit was 39.9 percent of net sales for both the second quarter of fiscal 1996 and fiscal 1995. The improvement in the Consumer Products Division's gross profit percentage was primarily due to sales of the recently introduced automatic hot teamaker, Mrs. Tea(TM). Historically, gross margins on individual product lines have been greatest near the point of introduction and gradually decreasing as the product matures and becomes subject to pricing pressure. There continues to be intense pressure on retail prices and there can be no assurance as to the Company's ability to achieve any price increases or maintain current price levels in the future. The Company continues its efforts to introduce new products and to reduce the cost of existing products as a means of protecting margins.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses ("SG&A") for the second quarter of fiscal 1996 totalled $12.1 million, or approximately 21.5 percent of net sales, compared with $12.5 million, or approximately 22.0 percent, for the second quarter of fiscal 1995. The decrease in SG&A as a percentage of net sales is primarily attributable to lower variable selling costs, partially offset by higher national advertising expenditures to support the marketing of new products such as Mrs. Tea(TM).

         Amortization of Intangible Assets. The amortization of intangible assets relates primarily to intangible assets associated with the acquisition of Mr. Coffee, inc. in August 1994 (the "Acquisition").

         Interest Expense. Net interest expense for the second quarter of fiscal 1996 was approximately $4.7 million, compared with $4.8 million for the same period in the prior year. The decrease in interest expense is attributable to a lower prime interest rate and LIBOR rate used as the basis for the rate charged on the Company's floating rate debt.

         Income Taxes. Income tax expense was $20,000 for the second quarter of fiscal 1996.

         Net Income. Based on the foregoing, the Company achieved net income of approximately $10,000 in the second quarter of fiscal 1996, compared with a net loss of approximately $153,000 in the same period last year.

Twenty-Six Weeks ended March 31, 1996 and April 2, 1995

         Net Sales. Net sales in the first half of fiscal 1996 increased approximately 4.3 percent to $153.7 million, compared with $147.3 million for the same period in fiscal 1995. Net sales of the Consumer Products Division increased approximately 6.5 percent to $135.9 million in the first half of fiscal 1996, compared with $127.5 million for the same period last year. The increase in net sales of the Consumer Products Division was primarily due to sales of recently introduced products: the automatic hot teamaker, Mrs. Tea(TM), and new model Big Foot(R) scales. Professional Products Division net sales decreased approximately 9.7 percent to $17.8 million, compared with $19.7 million for the same period last year. Professional Products Division net sales were favorably impacted in fiscal 1995 by the U.S. Postal rate increase in January 1995.

         Gross Profit. The Company's gross profit in the first half of fiscal 1996 was $48.3 million, or approximately 31.4 percent of net sales, compared with $44.4 million, or approximately 30.2 percent of net sales in the same period in fiscal 1995. The Consumer Products Division's gross profit increased from approximately 29.0 percent of net sales for the first half of fiscal 1995 to approximately 30.7 percent of net sales for the first half of fiscal 1996. The improvement in the Consumer Products Division's gross profit percentage was primarily due to sales of the automatic hot teamaker, Mrs. Tea(TM), which was introduced in fourth quarter of fiscal 1995. The Professional Products Division's gross profit was 37.2 percent of net sales in the first half of fiscal 1996, compared with 37.4 percent of net sales in the same period last year.

         Selling, General, and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the first half of fiscal 1996 totalled $30.9 million, compared with $29.7 million for the first half of fiscal 1995. For both periods, selling, general, and administrative expenses were 20.1 percent of net sales. The increase in the dollar amount of SG&A is primarily attributable to higher national advertising expenditures to support the marketing of new products such as Mrs. Tea(TM) and new Big Foot(R) scales.

         Amortization of Intangible Assets. The amortization of intangible assets relates primarily to intangible assets associated with the acquisition of Mr. Coffee, inc. in August 1994.

         Interest Expense. Net interest expense for the first half of fiscal 1996 was approximately $9.8 million, which was comparable to approximately $9.7 million for the same period in the prior year.

         Income Taxes. Income tax expense was $3.8 million for the first half of fiscal 1996. The provision for income taxes is unfavorably impacted by the non-deductibility, for tax purposes, of the amortization of intangible assets.

         Net Income. Based on the foregoing, the Company achieved net income of approximately $2.0 million in the first half of fiscal 1996, compared with approximately $0.8 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         The Company's primary source of liquidity is borrowings under a Credit Agreement among HOM and a group of Banks represented by Banque Nationale de Paris, New York Branch ("BNP") as issuer of letters of credit and as agent, ("Bank Credit Agreement") entered into in connection with the Acquisition.

         Cash flow activity for the second quarters of fiscal 1996 and 1995 is presented in the Consolidated Statements of Cash Flows. During the first half of fiscal 1996, the Company generated approximately $9.6 million in cash flow from its operating activities. Net income plus non-cash charges generated approximately $7.6 million, while changes in working capital components generated approximately $2.0 million. A decrease in accounts receivable and inventories, which generated $6.7 million and $5.5 million, respectively, was offset by a reduction in accounts payable, which required $14.3 million. The decrease in accounts receivable, inventories and accounts payable is primarily attributable to the seasonally higher sales activity which takes place during the first quarter of the fiscal year. An increase in accrued liabilities generated $3.1 million. Accrued liabilities increased primarily because of increases in income taxes payable.

         The Company's business is seasonal, with the majority of its sales and earnings generated in the last half of the calendar year (the fourth and first quarters of its fiscal year).

         The Company's aggregate capital expenditures during the first half of fiscal 1996 were approximately $1.4 million primarily for a computerized design system to help streamline the Company's new product development cycle and for product tooling. During fiscal 1996, the Company anticipates making capital expenditures of approximately $5.8 million primarily for new product tooling. Management plans to fund these capital expenditures with available cash, cash flow from operations and, if necessary, borrowings under the revolving credit facility provided under the Bank Credit Agreement.

         Indebtedness incurred in connection with the Acquisition has significantly increased the Company's cash requirements and imposes various restrictions on its operations. The Acquisition and related transactions were financed with approximately $98 million in borrowings under the Bank Credit Agreement, approximately $70 million in proceeds from a unit offering of 13% senior subordinated notes due 2002 (the "Notes") and warrants to purchase shares of Common Stock at a price of $6.25 per share, and approximately $17.2 million in net proceeds received from the exercise of certain transferable rights to purchase 3,543,433 shares of Common Stock issued to the stockholders of the Company.

         Financing provided under the Bank Credit Agreement consisted of a $75.0 million term loan facility, which was fully drawn at the closing of the Acquisition, and a $50.0 million revolving credit facility (which also provides for a $18.0 million letter of credit sub-facility), under which approximately $22.5 million was drawn in connection with the Acquisition. Effective June 30, 1995, the Bank Credit Agreement was amended, increasing the revolving credit facility to $60.0 million. Borrowings under the Term Loan and the Revolving Credit Facility bear interest at a rate equal to BNP's Base Rate (as defined) plus 1.0% per annum or BNP's Eurodollar Rate (as defined and adjusted for reserves) plus 2.5% per annum, in either case as selected by HOM. HOM's obligations under the Bank Credit Agreement are secured by substantially all of HOM's assets and a pledge of all of its issued and outstanding common stock. HOM's obligations under the Bank Credit Agreement are also guaranteed by the Company.

         The Term Loan is subject to amortization on a quarterly basis commencing December 31, 1994 in aggregate 12 month amounts of $5.0 million, $5.0 million, $5.0 million, $10.0 million, $15.0 million, $15.0 million and $20 million during the first through the seventh years following the Acquisition. HOM is required to make prepayments on the Term Loan and Revolving Credit Facility with a percentage of Excess Cash Flow (as defined) and 100% of the proceeds from certain asset sales, issuances of debt and equity securities and extraordinary items outside the ordinary course of business. HOM may also make optional prepayments, in full or in part, on the Term Loan, provided that each partial prepayment must be in an amount equal to $500,000 or an integral multiple of $200,000 in excess thereof.

         As a partial hedge against increases in interest rates and as required by the terms of the Bank Credit Agreement, HOM entered into an interest rate cap agreement with The First National Bank of Chicago in September 1994. This agreement covers a notional amount of $50 million and provides for an interest rate cap on LIBOR of 7.5 percent. The interest cap expires August 22, 1996.

         HOM is subject to certain customary affirmative and negative covenants contained in the Bank Credit Agreement. These include, without limitation, covenants that restrict, subject to certain exceptions, incurrence of additional indebtedness, mergers, consolidations or asset sales, changes in the nature of the business, granting of liens to secure any other indebtedness and transactions with affiliates. In addition, the Bank Credit Agreement requires that the Company maintain certain specified financial ratios, including minimum interest and fixed charge coverage ratios, maximum leverage ratio, minimum net worth levels and ceilings on leverage and capital expenditures. In order to reflect the impact of the seasonality of the Company's business on its financial condition, relevant covenants in the Bank Credit Agreement are set on a rolling twelve month basis. Borrowing availability under the Bank Credit

Agreement at March 31, 1996 was $12.2 million after considering outstanding letters of credit of $0.4 million, actual borrowings of $34.0 million, and sufficiency of collateral.

         The Notes are general obligations of HOM and bear interest at the rate of 13% per annum. The interest on the Notes is payable semi-annually, in arrears, commencing on February 15, 1995. Principal of the Notes is payable on the maturity date, August 15, 2002. HOM's payment obligations under the Notes are unconditionally guaranteed by the Company. The Notes and the Company's guaranty are subordinated to the prior payment of all of the Company's senior debt (which includes amounts outstanding under the Bank Credit Agreement). The Indenture governing the Notes contains customary provisions restricting mergers, consolidations or sales of assets, issuances of preferred stock or the incurrence of additional indebtedness, payment of dividends, creation of liens and transactions with affiliates. Provided that certain financial tests are met, the Indenture does not limit the amount of additional indebtedness that HOM and its subsidiaries may incur.

         The Notes are generally not redeemable at the option of the Company until August 15, 1999. Subject to certain conditions, at any time within 36 months of the date of the Indenture under which the Notes were issued, up to 35% of the initial principal amount of the Notes originally issued may be redeemed with the net proceeds of one or more public offerings of equity securities of the Company or HOM at a redemption price of 110% of the principal amount thereof, together with accrued and unpaid interest. Under certain limited circumstances, HOM may be required to use a portion of the proceeds from asset sales to make an offer to purchase a portion of the Notes, at a price of 101% of the principal amount thereof, together with accrued and unpaid interest. In addition, in the event of a change in control of HOM (generally defined to mean any transaction or series of transactions which results in persons other than the Thomas H. Lee Company, its affiliates and certain related entities acquiring beneficial ownership of more than 50% of the total voting power of the Company on a fully diluted basis), each holder will have the right to require HOM to repurchase its Notes at a price of 101% of the principal amount thereof, together with accrued and unpaid interest thereon. Except for the foregoing circumstances, HOM is not required to make mandatory redemption or sinking fund payments with respect to the Notes.

         The Bank Credit Agreement currently prohibits HOM from purchasing any Notes prior to the expiration thereof and also provides that certain change in control events with respect to HOM would constitute a default thereunder.

         The Company is a holding company with no independent operations and has no material assets other than its ownership of all of the outstanding stock of HOM. Therefore, the Company is dependent on the receipt of dividends and other distributions from HOM and the proceeds from the sale of its capital stock (to the extent that such proceeds are not required to be used to prepay outstanding indebtedness) to fund any obligations that the Company incurs. The Bank Credit Agreement prohibits, and the Indenture restricts, the payment of dividends to the Company by HOM.

         Based upon current levels of operations, anticipated sales growth and plans for expansion, management believes that the Company's cash flow from operations (including favorable cost savings estimated to be achieved in the future), combined with borrowings available under the Bank Credit Agreement, will be sufficient to enable the Company to meet all of its cash operating requirements over both the short term and the longer term, including scheduled interest and principal payments, capital expenditures and working capital needs. This expectation is predicated upon continued growth in revenues in the Company's core businesses consistent with historical experience, achievement of operating cash flow margins consistent with historical experience, and the absence of significant increases in interest rates.

INFLATION

         Increases in interest rates, the costs of materials and labor, and federal, state and local tax rates can significantly affect the Company's operations. Management believes that the current practices of maintaining adequate operating margins through a combination of new product introductions, product differentiation, cost reduction, outsourcing, manufacturing and overhead expense control and careful management of working capital are its most effective tools for coping with inflation.

NEW ACCOUNTING PRONOUNCEMENTS

         During 1995, the Financial Accounting Standards Board issued two pronouncements effective for financial statements for years beginning after December 15, 1995 that would apply to the Company The Company has considered the requirements of Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and has determined that it will not require recognition of any impairment losses. The Company has also determined to remain within the accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly the implementation of Statement No. 123, Accounting for Stock-Based Compensation will result in additional disclosures without any impact on the statements of operations or financial condition.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on March 7, 1996. The following matters were voted on at the meeting.

1. Election of William P. Carmichael, Peter C. McC. Howell and Scott A. Schoen as Directors of the Company. The nominees were elected as Directors with the following vote:

                           William P. Carmichael
                           ---------------------
                           For                                6,657,548
                           Withheld                              38,007
                           Broker non-votes                           -

                           Peter C. McC. Howell
                           --------------------
                           For                                6,657,548
                           Withheld                              38,007
                           Broker non-votes                           -

                           Scott A. Schoen
                           ---------------
                           For                                6,657,448
                           Withheld                              38,107
                           Broker non-votes                           -

2. Approval of the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending September 29, 1996:

                           For                                6,669,358
                           Against                               20,544
                           Abstain                                5,653
                           Broker non-votes                           -

For information on how the votes for the above matters have been tabulated, see the Company's Definitive Proxy Statement used in connection with the Annual Meeting of Stockholders held on March 7, 1996.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  See the Exhibit Index at page E-1 of this Form 10-Q.

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HEALTH O METER PRODUCTS, INC.
                              HEALTH O METER, INC.



Date:  May 14, 1996           /s/ Richard C. Adamany
                              -----------------------
                              Richard C. Adamany
                              Senior Vice President, Treasurer
                               and Chief Financial Officer

                                  Exhibit Index
                                  -------------

                                                                                      Sequential
Exhibit Number                      Description of Document                              Page
- --------------                      -----------------------                              ----
3.1                   Amended and Restated Certificate of Incorporation of the           (A)
                      Company

3.2                   Certificate of Incorporation of HOM, as amended                    (B)

3.3                   Amended and Restated By-laws of the Company, as                    (A)
                      amended

3.4                   By-laws of HOM                                                     (B)

3.5                   Certificate of Amendment to Amended and Restated Certificate       (J)
                      of Incorporation of the Company

4.1                   Indenture  dated  August 17, 1994  pursuant to which HOM's 13%    (C)
                      Senior Subordinated Notes due 2002 have been issued

4.2                   13% Senior Subordinated Note due 2002                              (C)

4.3                   Warrant Agreement dated August 17, 1994                            (C)

10.1                  Second Amended 1992 Stock Incentive Plan of the Company*           (B)

10.2                  Employment Agreement among the Company, HOM and Peter C. McC.      (A)
                      Howell*

10.3                  Form of Non-Qualified Stock Option Agreement between the           (A)
                      Company and Peter C. McC. Howell*

10.4                  Amended and Restated Employment and Non-Competition Agreement      (B)
                      among the Company, HOM and Lawrence Zalusky, dated as of June
                      28, 1994*

10.5                  Employment Agreement between the Company and S. Donald             (A)
                      McCullough dated April 4, 1994*

10.6                  Employment Agreement between the Company and Richard C.            (K)
                      Adamany dated March 31, 1995*

10.7                  Employment Agreement between the Company and Timothy J.            (K)
                      McGinnity dated March 31, 1995*

10.8                  Employment Agreement between the Company and Thomas W. Rehmus      (L)
                      dated July 19, 1995*

10.9                  Second Amended and Restated Stockholders Agreement among the       (A)
                      Company and certain of its stockholders

10.10                 Credit Agreement dated August 17, 1994 among HOM, Banque           (C)
                      National de Paris, New York Branch and the lenders named
                      therein

10.11                 Amended and Restated Management Agreement among the THL Co.,       (A)
                      HOM and the Company

10.12                 Letter Agreement between HOM and JLP Media, Inc. dated January     (D)
                      31, 1992

10.13                 Agreement for Purchase and Sale of Assets dated November 11,       (G)
                      1992 among Pelouze, HOM and PSC Acquisition Co.

10.14                 Agreement and Plan of Merger dated as of May 24, 1994 among        (B)
                      the Company, HOM, Java Acquisition Corporation and Mr. Coffee,
                      inc.

10.15                 1994-1999 Labor Agreement between Mr. Coffee and Industrial        (H)
                      and Allied Employees Local Union No. 73.

10.16                 1995 Stock Option and Incentive Plan of the Company*               (I)

21                    Subsidiaries of the Company                                        (H)


- --------------------------


(A) Incorporated herein by reference to the appropriate exhibit to the Company's registration statement on Form S-1 (Reg. No. 33-80124).

(B) Incorporated herein by reference to the appropriate exhibit to the Company's and HOM's registration statement on Form S-1 (Reg. No. 33-80000).

(C) Incorporated herein by reference to the appropriate exhibit to the Company's current report on Form 8-K dated August 17, 1994.

(D) Incorporated herein by reference to the appropriate exhibit to the Company's registration statement on Form S-1 (Reg. No. 33-45202).

(E) Incorporated herein by reference to the appropriate exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1992.

(F) Incorporated herein by reference to the appropriate exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1993.

(G) Incorporated herein by reference to the appropriate exhibit to the Company's current report on Form 8-K dated December 12, 1992.

(H) Incorporated herein by reference to the appropriate exhibit to the Company's annual report on Form 10-K for the period ended October 2, 1994.

(I) Incorporated herein by reference to the appropriate exhibit to the Company's Proxy statement in connection with the Annual Meeting of Stockholders held on April 27, 1995.

(J) Incorporated herein by reference to the appropriate exhibit to the Company's current report on Form 10-Q for the period ended April 2, 1995.

(K) Incorporated herein by reference to the appropriate exhibit to the Company's current report on Form 10-Q for the period ended July 2, 1995.

(L) Incorporated herein by reference to the appropriate exhibit to the Company's annual report on Form 10-K for the year ended October 1, 1995.

*        Management contract or compensatory plan or arrangement.