Form 10-Q
period 1996-06-30
HEALTH O METER PRODUCTS INC /DE; HEALTH O METER INC
filed 1996-08-12
CIK 883327, 925252

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                  June 30, 1996
                    -----------------------------------------------------------


                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                              ---------------------  --------------------------


Commission File Number:                      0-19912
                       --------------------------------------------------------


                          Health o meter Products, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        36-3635286
- -------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

  24700 Miles Road, Bedford Heights, Ohio                 44146-1399
- -------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

                                 (216) 464-4000
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes X No
                                                               ---  ---

As of July 30, 1996, the issuer had 9,071,784 shares of common stock outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                       June 30, 1996
                    -----------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                              ----------------------  -------------------------

Commission File Number:                   33-80000
                       --------------------------------------------------------


                              Health o meter, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           36-3330781
- -------------------------------------------------------------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

  24700 Miles Road, Bedford Heights, Ohio                    44146-1399
- -------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

                                 (216) 464-4000
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                          Yes X No
                                                             ---  ----


     The Registrant is a wholly-owned subsidiary of Health o meter Products, Inc. Accordingly, none of its equity securities are owned by non-affiliates.

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         June 30,       October 1,
                                                           1996            1995
                                                         --------       ----------
                                                       (Unaudited)
      ASSETS

Current assets
   Cash                                                  $  1,149            835
   Trade accounts receivable, net                          45,621         54,151
   Inventories                                             34,655         41,787
   Refundable income taxes                                      -            207
   Deferred income taxes                                    5,108          5,108
   Other current assets                                       978          1,828
                                                         --------        -------
        Total current assets                               87,511        103,916

Property, plant, and equipment, net                        18,543         20,157

Other assets
   Excess of cost over fair value
     of net assets acquired, net                          141,084        144,084
   Deferred financing costs, net                            4,794          5,437
   Deferred income taxes                                       63             63
   Other                                                    1,485          1,478
                                                         --------        -------
        Total other assets                                147,426        151,062
                                                         --------        -------
        Total assets                                     $253,480        275,135
                                                         ========        =======



                                                                     (Continued)

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           June 30,     October 1,
                                                            1996         1995
                                                        ------------    ----------
                                                         (Unaudited)
    LIABILITIES AND
     STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of debt                                $   5,000       5,000
   Accounts payable                                          14,239      25,803
   Accrued liabilities                                       21,933      19,828
                                                          ---------    --------
        Total current liabilities                            41,172      50,631

Long-term debt
   Revolving Credit Facility                                 29,600      39,400
   Term Note                                                 61,250      65,000
   Senior Subordinated Notes                                 68,626      68,458
                                                          ---------    --------
        Total long-term debt                                159,476     172,858

Product liability - noncurrent                                3,698       3,621
Other                                                         1,348       2,008
                                                          ---------    --------
        Total liabilities                                   205,694     229,118

Stockholders' equity
   Common stock, par value $.01 per share                        91          91
   Paid-in capital                                           51,741      51,741
   Warrants                                                   1,773       1,773
   Accumulated deficit                                       (5,819)     (7,588)
                                                          ---------    --------
        Total stockholders' equity                           47,786      46,017
                                                          ---------    --------
        Total liabilities and stockholders' equity        $ 253,480     275,135
                                                          =========    ========



See accompanying notes to consolidated financial statements.

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              Thirteen weeks ended   Thirty-nine weeks ended
                                              --------------------   -----------------------
                                               June 30,    July 2,    June 30,    July 2,
                                                1996        1995       1996        1995
                                              --------    --------   ---------    ---------
Net sales                                     $ 59,339     54,939     213,021     202,223
Operating costs and expenses
     Cost of goods sold                         40,328     38,652     145,729     141,519
     Selling, general, and
         administrative expenses                14,041     13,109      44,929      42,769
     Amortization of intangible assets           1,000      1,002       3,000       2,983
                                              --------    -------    --------    --------
         Total operating costs and expenses     55,369     52,763     193,658     187,271
                                              --------    -------    --------    --------
         Operating income                        3,970      2,176      19,363      14,952

Interest expense                                 4,637      4,772      14,451      14,439
Other income                                       (94)       (43)       (260)       (178)
                                              --------    -------    --------    --------
         Income (loss) before income taxes        (573)    (2,553)      5,172         691
Income tax expense (benefit)                      (355)    (1,829)      3,403         656
                                              --------    -------    --------    --------
         Net income (loss)                    $   (218)      (724)      1,769          35
                                              ========    =======    ========    ========

Net income (loss) per share                   $  (0.02)     (0.08)       0.20          --
                                              ========    =======    ========    ========
Number of common and common
     equivalent shares used in
     computing net income (loss) per share       9,071      9,071       9,071       9,071










See accompanying notes to consolidated financial statements.

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                 Thirty-nine weeks ended
                                                             -------------------------------
                                                              June 30, 1996     July 2, 1995
                                                             ---------------  --------------
Cash flows from operating activities
    Net income                                                   $  1,769             35
    Adjustments to reconcile net income to
        net cash provided by operating activities
            Depreciation and amortization
                of plant and equipment                              4,418          3,911
            Loss on asset write-offs and disposals                    106           --
            Amortization of intangible assets                       3,000          2,983
            Amortization of deferred financing costs                  643            614
            Accretion of debt discount                                168            168
            Changes in
                 Accounts receivable                                8,530          1,653
                 Inventories                                        7,132         12,553
                 Refundable income taxes                              207          3,044
                 Other assets                                         843            463
                 Accounts payable                                 (11,564)       (17,882)
                 Accrued liabilities                                2,105          2,572
                 Noncurrent liabilities                              (583)           401
                                                                 --------        -------
                     Net cash provided by
                         operating activities                      16,774         10,515
                                                                 --------        -------
Cash flows from investing activities
    Capital expenditures                                           (2,910)        (2,749)
                                                                 --------        -------
                     Net cash used in investing activities         (2,910)        (2,749)
                                                                 --------        -------
Cash flows from financing activities
    Proceeds from revolving credit facilities                      52,800         57,400
    Repayments of revolving credit facilities                     (62,600)       (62,300)
    Repayment of long-term debt                                    (3,750)        (3,750)
    Payment of financing fees                                        --             (302)
                                                                 --------        -------
                     Net cash used in
                         financing activities                     (13,550)        (8,952)
                                                                 --------        -------
Increase (decrease) in cash                                           314         (1,186)
Cash at beginning of the period                                       835          1,684
                                                                 --------        -------
Cash at end of the period                                        $  1,149            498
                                                                 ========        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
    Interest                                                     $ 11,453         12,125
    Income taxes                                                    3,454           --



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

(2)  The components of inventories are as follows (in thousands):

                                                June 30, 1996 October 1, 1995
                                                ------------- ---------------
        Inventories at FIFO cost
          Raw materials and purchased parts       $ 12,501        13,389
          Finished goods                            22,265        28,220
                                                  --------        ------
                                                    34,766        41,609
        Excess of FIFO cost
          over LIFO                                   (111)          178
                                                  --------        ------
             Total inventories                    $ 34,655        41,787
                                                  ========        ======

     Work-in-process inventories are not significant and are included with raw materials.

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(3) Condensed consolidated financial information for Health o meter, Inc. at June 30, 1996 and October 1, 1995, and for the thirteen-week and thirty-nine-week periods ended June 30, 1996 and July 2, 1995 is as follows (in thousands):

                                                      June 30,   October 1,
                                                       1996         1995
                                                     ---------    ---------
     Current assets                                  $  87,511     103,916
     Noncurrent assets                                 165,969     171,219
                                                     ---------    --------
        Total assets                                 $ 253,480     275,135
                                                     =========    ========

     Current liabilities                             $  41,172      50,631
     Noncurrent liabilities                            164,522     178,487
     Intercompany payables                              47,627      47,627
                                                     ---------    --------

        Total liabilities                              253,321     276,745

     Stockholder's equity
        Common stock - $.01 par value;
            authorized 1,000,000 shares;
            issued and outstanding
             1,000,000 shares                               10          10
        Paid-in capital                                  2,811       2,811
        Accumulated deficit                             (2,662)     (4,431)
                                                     ---------    --------

        Total stockholder's equity                         159      (1,610)
                                                     ---------    --------

        Total liabilities and stockholder's equity   $ 253,480     275,135
                                                     =========    ========

                       Thirteen-week period ended   Thirty-nine-week period ended
                       --------------------------   -----------------------------
                            June 30,   July 2,         June 30,   July 2,
                              1996       1995            1996      1995
                            -------    -------         --------   ------
    Net sales               $ 59,339    54,939         213,021   202,223
    Gross profit              19,011    16,287          67,292    60,704
    Net income (loss)           (218)     (724)          1,769        35

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

THIRTEEN WEEKS ENDED JUNE 30, 1996 AND JULY 2, 1995

                  Net Sales. Net sales in the third quarter of fiscal 1996 increased approximately 8.0 percent to $59.3 million, compared with $54.9 million for the same period in fiscal 1995. Net sales of the Consumer Products Division increased approximately 10.1 percent to $50.3 million in the third quarter of fiscal 1996, compared with $45.7 million for the same period last year.

The increase in net sales of the Consumer Products Division was due primarily to sales of the recently introduced automatic hot teamaker, Mrs. Tea(TM). Consumer Products Division sales were also favorably impacted by higher sales of consumer scales attributable to increased distribution of higher priced, higher margin analog scales at certain wholesale clubs, as well as improved distribution of electronic strain gauge scales at certain mass merchandisers. Increased distribution of iced teamakers at warehouse clubs, along with new distribution of filters, also favorably impacted third quarter 1996 sales.

Net sales of the Professional Products Division declined approximately 2.3 percent to $9.0 million, primarily because third quarter fiscal 1995 sales had been favorably impacted by the U.S. Postal rate increase in January 1995, which generated incremental sales of postal scale dials, electronic rate chips and postal scales to accommodate the new rates. The Professional Products sales decline was partially offset in the third quarter of 1996 by improved sales of certain commercial coffeemaker models.

                  Gross Profit. The Company's gross profit in the third quarter of fiscal 1996 was $19.0 million, or approximately 32.0 percent of net sales, compared with $16.3 million, or approximately 29.6 percent of net sales in the same period in fiscal 1995. The addition of new higher margin products to the sales mix, as well as improvements in operating efficiency during the third quarter of fiscal 1996 contributed to the overall gross profit improvement. A reduction of product liability of $0.6 as a result of favorable experience also contributed to the overall gross profit in the third quarter.

The Consumer Products Division's gross profit increased from approximately 28.6 percent of net sales for the third quarter of fiscal 1995 to approximately 31.8 percent of net sales for the third quarter of fiscal 1996. The Consumer Products Division's gross profit percentage reflects the favorable impact from sales of the recently introduced automatic hot teamaker, Mrs. Tea(TM). Historically, gross margins on individual product lines have been greatest near the point of introduction and gradually decreasing as the product matures and becomes subject to pricing pressure. There continues to be intense pressure on retail prices and there can be no assurance as to the Company's ability to achieve any price increases or maintain current price levels in the future. The Company continues its efforts to introduce new products and to reduce the cost of existing products as a means of protecting margins.

The Professional Products Division's gross profit declined slightly from 34.8 percent of net sales for the third quarter of fiscal 1995 to 33.6 percent for the third quarter of fiscal 1996. Gross profit of the Professional Products Division had been favorably impacted during the third quarter of fiscal 1995 by the U.S. Postal rate increase in January 1995.

                  Selling, General, and Administrative Expenses. Selling, general, and administrative expenses ("SG&A") for the third quarter of fiscal 1996 totalled $14.0 million, or approximately 23.7 percent of net sales, compared with $13.1 million, or approximately 23.9 percent, for the third quarter of fiscal 1995. The decrease in SG&A as a percentage of net sales is primarily attributable to lower variable selling costs, partially offset by higher national advertising expenditures to support the marketing of new products such as Mrs. Tea(TM).

                  Amortization of Intangible Assets. The amortization of intangible assets relates primarily to intangible assets associated with the acquisition of Mr. Coffee, inc. in August 1994 (the "Acquisition").

                  Interest Expense. Net interest expense for the third quarter of fiscal 1996 was approximately $4.6 million, compared with $4.8 million for the same period in the prior year. The decrease in interest expense is attributable to lower interest rates compared with the same quarter in 1995.

                  Income Taxes. Due to the pre-tax loss in the third quarter of fiscal 1996 and because the Company expects to be profitable in fiscal 1996, a tax benefit of $0.4 million was recognized in the third quarter of fiscal 1996.

                  Net Income. Based on the foregoing, the Company recorded a net loss of approximately $0.2 million in the third quarter of fiscal 1996, compared with a net loss of approximately $0.7 million in the same period last year.

THIRTY-NINE WEEKS ENDED JUNE 30, 1996 AND JULY 2, 1995

                  Net Sales. Net sales in the first three quarters of fiscal 1996 increased approximately 5.3 percent to $213.0 million, compared with $202.2 million for the same period in fiscal 1995. Net sales of the Consumer Products Division increased approximately 7.5 percent to $186.2 million in the first three quarters of fiscal 1996, compared with $173.3 million for the same period last year. The increase in net sales of the Consumer Products Division was primarily due to sales of recently introduced automatic hot teamaker, Mrs. Tea(TM), and improved distribution of consumer scales along with sales of new model Big Foot(R) scales.

Professional Products Division net sales decreased approximately 7.3 percent to $26.8 million, compared with $28.9 million for the same period last year. Professional Products Division net sales were favorably impacted in fiscal 1995 by the U.S. Postal rate increase in January 1995.

                  Gross Profit. The Company's gross profit in the first three quarters of fiscal 1996 was $67.3 million, or approximately 31.6 percent of net sales, compared with $60.7 million, or approximately 30.0 percent of net sales in the same period in fiscal 1995. The Consumer Products Division's gross profit increased from approximately 28.9 percent of net sales for the first three quarters of fiscal 1995 to approximately 31.0 percent of net sales for the first three quarters of fiscal 1996. The improvement in the Consumer Products Division's gross profit percentage was primarily due to sales of the automatic hot teamaker, Mrs. Tea(TM), which was introduced in fourth quarter of fiscal 1995.

The Professional Products Division's gross profit was 36.0 percent of net sales in the first three quarters of fiscal 1996, compared with 36.6 percent of net sales in the same period last year.

                  Selling, General, and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the first three quarters of fiscal 1996 totalled $44.9 million, compared with $42.8 million for the first three quarters of fiscal 1995. For both periods, selling, general, and administrative expenses were 21.1 percent of net sales. The increase in the dollar amount of SG&A is primarily attributable to higher national advertising expenditures to support the marketing of new products such as Mrs. Tea(TM) and new Big Foot(R) scales.

                  Amortization of Intangible Assets. The amortization of intangible assets relates primarily to intangible assets associated with the acquisition of Mr. Coffee, inc. in August 1994.

                  Interest Expense. Net interest expense for the first three quarters of fiscal 1996 was approximately $14.5 million, which was comparable to approximately $14.4 million for the same period in the prior year.

                  Income Taxes. Income tax expense was $3.4 million for the first three quarters of fiscal 1996. The provision for income taxes is unfavorably impacted by the non-deductibility, for tax purposes, of the amortization of intangible assets.

                  Net Income. Based on the foregoing, the Company achieved net income of approximately $1.8 million in the first three quarters of fiscal 1996, compared with approximately $35,000 in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

                  The Company's primary source of liquidity is borrowings under a Credit Agreement between HOM and a group of Banks represented by Banque Nationale de Paris, New York Branch ("BNP") as issuer of letters of credit and as agent ("Bank Credit Agreement"), entered into in connection with the Acquisition.

                  Cash flow activity for the third quarters of fiscal 1996 and 1995 is presented in the Consolidated Statements of Cash Flows. During the first three quarters of fiscal 1996, the Company generated approximately $16.8 million in cash flow from its operating activities. Net income plus non-cash charges generated approximately $10.1 million, while changes in working capital components generated approximately $6.7 million. A decrease in accounts receivable and inventories, which generated $8.5 million and $7.1 million, respectively, was offset by a reduction in accounts payable, which required $11.6 million. The decrease in accounts receivable, inventories and accounts payable is primarily attributable to the seasonally higher sales activity which takes place during the first quarter of the fiscal year. An increase in accrued liabilities, which is primarily attributable to accrued interest under the Company's senior subordinated notes, generated $2.1 million.

                  The Company's business is seasonal, with the majority of its sales and earnings generated in the last half of the calendar year (the fourth and first quarters of its fiscal year).

                  The Company's aggregate capital expenditures during the first three quarters of fiscal 1996 were approximately $2.9 million primarily for a computerized design system to streamline the Company's new product development cycle and for new product tooling. During fiscal 1996, the Company anticipates making capital expenditures of approximately $4.8 million primarily for new product tooling. Management plans to fund these capital expenditures with available cash, cash flow from operations and, if necessary, borrowings under the revolving credit facility provided under the Bank Credit Agreement.

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

                  As a partial hedge against increases in interest rates and as required by the terms of the Bank Credit Agreement, HOM entered into an interest rate cap agreement with The First National Bank of Chicago in September 1994. This agreement covers a notional amount of $50 million and provides for an interest rate cap on LIBOR of 7.5 percent. The interest cap expires August 22, 1996. The Company is currently evaluating whether to renew or replace its existing interest rate cap arrangement or enter into a similar hedging arrangement subsequent to the expiration of its existing interest rate cap agreement. Costs associated with any such interest rate protection arrangement will be amortized over the term thereof.

                  HOM is subject to certain customary affirmative and negative covenants contained in the Bank Credit Agreement. These include, without limitation, covenants that restrict, subject to certain exceptions, incurrence of additional indebtedness, mergers, consolidations or asset sales, changes in the nature of the business, granting of liens to secure any other indebtedness and transactions with affiliates. In addition, the Bank Credit Agreement requires that the Company maintain certain specified financial ratios, including minimum interest and fixed charge coverage ratios, maximum leverage ratio, minimum net worth levels and ceilings on leverage and capital expenditures. In order to reflect the impact of the seasonality of the Company's business on its financial condition, relevant covenants in the Bank Credit Agreement are set on a rolling twelve month basis. Borrowing availability under the Bank Credit Agreement at June 30, 1996 was $13.4 million after considering outstanding letters of credit of $1.2 million, actual borrowings of $29.6 million, and sufficiency of collateral.

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

NEW ACCOUNTING PRONOUNCEMENTS

                  During 1995, the Financial Accounting Standards Board issued two pronouncements effective for financial statements for years beginning after December 15, 1995 that will apply to the Company in future periods. Statement No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, will require the Company to review long-lived assets, certain identifiable intangibles, and goodwill related to those assets for impairment whenever events or changes in circumstances indicate that the carrying values of those assets may not be recoverable. In the event that the Company determines that the carrying value of such intangible assets is impaired, it would be required to write-down such carrying value, which would result in a charge to earnings. Based on its review of Statement No. 121, the Company does not anticipate, under current circumstances, that adjustment to the carrying values of its long-lived assets will be necessary as a result of its implementation. The Company has also determined to remain within the accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly the implementation of Statement. No. 123, Accounting for Stock-Based Compensation will result in additional disclosures without any impact on the statements of operations or financial condition.

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

                                             HEALTH O METER PRODUCTS, INC.
                                             HEALTH O METER, INC.

Date:  August 12, 1996                       /s/ Steven M. Billick
                                             --------------------------------
                                             Steven M. Billick
                                             Senior Vice President, Treasurer
                                                and Chief Financial Officer

                                  Exhibit Index
                                  -------------

                                                                              Sequential
Exhibit Number                     Description of Document                       Page
- --------------                     -----------------------                       ----

3.1               Amended and Restated Certificate of Incorporation of the        (A)
                  Company )

3.2               Certificate of Incorporation of HOM, as amended                 (B)

3.3               Amended and Restated By-laws of the Company, as amended         (A)

3.4               By-laws of HOM                                                  (B)

3.5               Certificate of Amendment to Amended and Restated Certificate of (J)
                  Incorporation of the Company

4.1               Indenture dated August 17, 1994 pursuant to which HOM's 13%     (C)
                  Senior Subordinated Notes due 2002 have been issued

4.2               13% Senior Subordinated Note due 2002                           (C)

4.3               Warrant Agreement dated August 17, 1994                         (C)

10.1              Second Amended 1992 Stock Incentive Plan of the Company*        (B)

10.2              Employment Agreement among the Company, HOM and Peter C.        (A)
                  McC. Howell*

10.3              Form of Non-Qualified  Stock Option Agreement  between the      (A)
                  Company and Peter C. McC. Howell*

10.4              Amended and Restated  Employment and  Non-Competition           (B)
                  Agreement among the Company, HOM and Lawrence Zalusky, dated as of June 28, 1994*

10.5              Employment Agreement between the Company and S. Donald          (A)
                  McCullough dated April 4, 1994*

10.6              Employment Agreement between the Company and Richard C. Adamany (K)
                  dated March 31, 1995*

10.7              Employment Agreement between the Company and Timothy J.         (K)
                  McGinnity dated March 31, 1995*

10.8              Employment Agreement between the Company and Thomas W. Rehmus   (L)
                  dated July 19, 1995*

10.9 Employment Agreement between the Company and John D. Lange dated March 20, 1995*

10.10             Second Amended and Restated Stockholders Agreement among the    (A)
                  Company and certain of its stockholders

10.11             Credit Agreement dated August 17, 1994 among HOM, Banque        (C)
                  National de  Paris, New York Branch and the lenders named
                  therein

10.12             Amended and Restated  Management Agreement among the THL Co.,    (A)
                  HOM and the Company

10.13             Letter Agreement between HOM and JLP Media, Inc. dated           (D)
                  January 31, 1992



10.14             Agreement for Purchase and Sale of Assets dated November 11,     (G)
                  1992 among Pelouze, HOM and PSC Acquisition Co.

10.15             Agreement and Plan of Merger dated as of May 24, 1994 among      (B)
                  the Company, HOM, Java Acquisition Corporation and Mr. Coffee,
                  inc.

10.16             1994-1999 Labor Agreement between Mr. Coffee and Industrial and  (H)
                  Allied Employees Local Union No. 73.

10.17             1995 Stock Option and Incentive Plan of the Company*             (I)

21                Subsidiaries of the Company                                      (H)

27                Financial Data Schedule

- -------------------------

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
