Form 10-K
period 1996-09-29
HEALTH O METER PRODUCTS INC /DE; HEALTH O METER INC
filed 1996-12-27
CIK 883327, 925252

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                September 29, 1996
                          -----------------------------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from      Not Applicable     to      Not Applicable
                               -----------------------    ----------------------

Commission file number                       0-19912
                       --------------------------------------------------------

                          HEALTH O METER PRODUCTS, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                      36-3635286
----------------------------------                     ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

24700 Miles Road, Bedford Heights, Ohio                          44146
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (216)464-4000
                                                   ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 6, 1996 was approximately $23,785,769, computed on the basis of the last reported sale price per share ($6.25) of such stock on the NASDAQ National Market. For purposes of this information, shares of Common Stock which were owned beneficially by executive officers, Directors and persons who may be deemed to own 10% or more of the outstanding Common Stock were deemed to be held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of December 6, 1996 was 9,080,534.

                      Documents Incorporated by Reference:

Form 10-K Reference                              Documents
-------------------                              ---------

Part III (Items 10, 11, 12 and 13)              Portions of the Registrant's
                                                Definitive Proxy Statement to be
                                                used in connection with its
                                                Annual Meeting of Stockholders
                                                to be held on March 6, 1997.

     Except as otherwise stated, the information contained in this Form 10-K is as of September 29, 1996

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                  September 29, 1996
                          -----------------------------------------------------

                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from    Not Applicable     to     Not Applicable
                               ---------------------    -----------------------


Commission file number                       33-80000
                      ---------------------------------------------------------


                              HEALTH O METER, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                      36-3330781
---------------------------------                     -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

24700 Miles Road, Bedford Heights, Ohio                         44146
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          (216)464-4000
                                                   ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant is a wholly-owned subsidiary of Health o meter Products, Inc. Accordingly, none of its equity securities are owned by non-affiliates.

The Registrant meets the conditions set forth in General Instruction J (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted thereunder.

Except as otherwise stated, the information contained in this Form 10-K is as of September 29, 1996.

                                     PART I
                                     ------


ITEM 1.  BUSINESS

GENERAL
-------

                  Health o meter Products, Inc. (the "Company"), through its wholly-owned subsidiary, Health o meter, Inc. ("Health o meter"), designs, manufactures, markets and distributes a comprehensive line of consumer and professional products. The Company's consumer products, marketed under the Mr. Coffee(R) and Health o meter(R) brand names include automatic drip coffeemakers, teamakers, filters, water filtration products, accessories and other kitchen countertop appliances, as well as analog (mechanical) and digital (electronic) bath, kitchen and diet scales and therapeutic devices. Professional products include the Pelouze(R) and Health o meter(R) brands of office, food service and medical scales and timers. The Company attributes its leading market position to its strong brand name recognition, distribution in major domestic high volume retail outlets, marketing and sales promotion efforts, electronic data interchange (EDI) capabilities, merchandise flow systems and established relationships with its retail customers. The Company, founded in 1919, is one of the oldest and largest domestic manufacturers of scales for home and medical use, based upon both dollar volume and unit sales.

                  The Company's operations are organized into two divisions: the Consumer Products Division and the Professional Products Division.

                  The Consumer Products Division offers its products through direct sales and independent manufacturers' representatives to distributors and major retail outlets, including mass merchants, national hardware chains, drugstore chains, catalogue showrooms, warehouse clubs, retail grocery chains, specialty stores, department stores and various mail order companies. The division promotes its products primarily through national television advertising, magazine advertising, cooperative advertising with retailers and consumer promotions.

                  The development and introduction of new products are key to the continued success of the Company. The Company continually introduces new products in its core coffeemaker and scale businesses. In 1995, an entirely new product category, hot teamakers, was introduced. In 1996, the Company introduced the Health o meter(R) Water by Culligan(R) line of water filter pitchers, along with replacement cartridges manufactured by Culligan Water Technologies, Inc.

                  The Professional Products Division offers a variety of scales for hospitals, physicians, nursing homes, clinics and home healthcare as well as a line of business and home office scales consisting of postal, UPS/parcel post and general utility models. Professional products are promoted through a combination of new product brochures, trade advertising, catalogues, trade shows and customized displays. The Professional Products Division markets its products through direct sales and independent manufacturers' representatives to distributors, dealers, office mega-stores, mail order companies and major buying groups.

                  In November 1992, the Company purchased certain operating assets of Pelouze Scale Co. ("Pelouze") for cash plus the assumption of certain operating liabilities. Pelouze develops, manufactures and sells digital and mechanical postal scales, food service scales and other related products. From 1980 to 1989, the Company manufactured office scales for Pelouze on a private-label basis. In May 1994, the Company purchased certain operating assets of McShirley Products, Inc., a manufacturer and distributor of therapeutic devices, for $400,000 in cash.

                  In August 1994, the Company acquired all of the outstanding shares of common stock of Mr. Coffee, inc. (the "Acquisition"). Mr. Coffee, inc. ("Mr. Coffee") has been the leading producer of automatic drip coffeemakers in the United States since 1975. In addition, Mr. Coffee offers an extensive line of teamakers, filters, replacement decanters, accessories and other kitchen countertop appliances. The aggregate purchase price in connection with the Acquisition was approximately $133.5 million. The Acquisition was financed through a combination of senior and subordinated indebtedness and a common stock rights offering to existing shareholders. See Notes 8 and 9 to Consolidated Financial Statements contained herein.

                  On September 21, 1994, the Board of Directors of the Company determined to change its fiscal year from one ending on December 31 in each year to a 52-53 week fiscal year ending on the Sunday closest to the last day of the month of September in each year. The Company's results of operations for fiscal 1994 reflect the inclusion of Mr. Coffee's operating results for the period subsequent to August 17, 1994. Consequently, product line information for 1994 is not comparable to 1996 and 1995 and is, therefore, not presented.

CONSUMER PRODUCTS DIVISION
--------------------------

         COFFEEMAKERS
         ------------

                  The Company produces and markets an extensive line of Mr. Coffee(R) brand automatic drip coffeemakers and espresso/cappuccino makers which are sold at retail prices ranging from approximately $14 to $129. Sales of automatic drip coffeemakers accounted for approximately 40% of the Company's net sales in 1996, compared with approximately 43% in 1995. The Company offers several lines of coffeemakers including the Accel(R) line, the SR/JR line, the AD line, the BL line and the TR line. Each line offers a combination of features on several models of either 4-cup, 10-cup or 12-cup capacity designed to help retailers differentiate their product offerings from other retailers. Some of the most popular features are "Pause 'n Serve", which permits the decanter to be removed to pour a cup of coffee during the brewing cycle, digital timer, swing-out brew basket and automatic shut-off.

                  The Company also produces and markets specialty coffeemakers at the higher end of the retail price range, including an under-the-cabinet coffeemaker and a variety of steam Espresso/Cappuccino makers.

                  The Company has an upscale line of coffeemakers and accessories marketed under the brand name Details(TM) by Mr. Coffee(R). This line of premium priced products is designed to increase distribution and market share by offering further product differentiation. During 1996, the Company introduced an Elite version of the Accel coffeemaker with several unique features: audio indicators for brewing and cleaning cycles, variable warming plate temperature and 10 karat gold accents on both the decanter and coffeemaker.

         ICED TEAMAKERS
         --------------

                  The Iced Tea Pot(TM), introduced in 1989, brews two quarts of iced tea or iced coffee in less than 10 minutes. Since 1989, the Company has expanded this category by introducing several iced teamaker models. During 1996, the Company introduced its newest iced teamaker model, the TM5, which makes
2 1/2 quarts of iced tea using a unique pour through design which saves counter space. Sales of The Iced Tea Pot(TM) accounted for approximately 9% of the Company's net sales in 1996, compared with approximately 10% in 1995.

         HOT TEAMAKERS
         -------------

                  In September 1995, the Company introduced Mrs. Tea(TM) by Mr. Coffee(R) automatic hot teamaker, which makes 30 ounces of fresh brewed hot tea in about eight minutes and features a ceramic tea pot and a steeping lever to regulate steeping time. During 1996, Mrs. Tea(TM) for Two by Mr. Coffee(R) automatic hot teamaker was introduced, featuring a 15 ounce ceramic tea pot. In addition, a hot teamaker model with a digital timer was introduced in 1996.

         FILTERS
         -------

                  Mr. Coffee(R) is the leading brand of basket-type coffee filters in the United States. The Company produces and sells a wide variety of paper coffee filters, including basket, fluted, cone, disc and wrap-around filters for the household market.

         REPLACEMENT DECANTERS AND ACCESSORIES
         -------------------------------------

                  The Company assembles and markets a variety of replacement decanters which are designed to fit competing brands of coffeemakers as well as Mr. Coffee(R) products. The Company also markets replacement pitchers for all versions of The Iced Tea Pot(TM), as well as replacement ceramic teapots for the Mrs. Tea(TM) automatic hot teamaker. Accessory products marketed by the Company include: mug and decanter warmers which are activated by the placement of the mug or decanter on the unit's warming surface; the Mr. Coffee(R) Coffee Mill; and permanent gold-toned filters which fit most 4 cup and 10-12 cup basket and cone filter coffeemakers.

         OTHER KITCHEN APPLIANCES AND WATER FILTRATION
         ---------------------------------------------

                  The Company offers several other kitchen appliances including the Food Dehydrator by Mr. Coffee(R), which appeals to consumers who are interested in "healthy foods" and in preparing nutritional snacks. In addition, the Company offers The Breadmaker by Mr. Coffee(R), which is a fully automated breadmaking machine with an extra large two pound capacity. In May 1996, the Company entered into a strategic agreement with Culligan Water Technologies, Inc. As a result of this relationship, the Company introduced in 1996 the Health
o meter(R) Water By Culligan(R) line of water filter pitcher models, along with replacement cartridges, which reduce the level of chlorine, lead, copper and other substances in drinking water.

         CONSUMER SCALES
         ---------------

                  The Company manufactures a comprehensive line of Health o meter(R) brand analog (mechanical) and digital (electronic) floor scales, waist-high and eye-level scales. Analog scales are available with either rotating dial or speedometer readouts while digital scales utilize LED and LCD displays between 0.6 inches and 1.5 inches in size.

                  In general, scale accuracy is a function of the weighing mechanisms employed. Health o meter offers mechanical analog, electronic digital strain gauge and various types of professional quality mechanisms, which are marketed as "good", "better", "best" or "ultimate" quality alternatives at the point of sale. Other product features which differentiate Health o meter's scales include color, texture, size and dial features. The Company's consumer scales are sold at retail prices ranging from $10 to $200.

                  In 1989, the Company introduced its Big Foot(R) professional quality floor scale product line for home use. The Big Foot(R) product line, currently consisting of various analog or digital models, has become the most successful new scale line introduced in the Company's history and continues to be a major source of revenue. The Company is currently producing the second generation Big Foot(R) scale which retains the same high quality mechanism and offers design improvements over the original models. The Big Foot(R) scales are sold at retail prices ranging from $35 to $100.

                  Sales of Consumer scales accounted for approximately 17% of the Company's net sales in 1996, compared with approximately 16% in 1995.

         NEW CONSUMER PRODUCTS
         ---------------------

                  The Company believes that the strong Mr. Coffee(R) and Health
o meter(R) brand name recognition, coupled with the Company's distribution, marketing and sales promotion efforts, and established relationships with its retail customers, assist the Company in introducing new products. During fiscal 1997, the Company plans to introduce at least three new Mr. Coffee(R) products as well as an array of products which represent modifications and/or enhancements of existing Mr. Coffee(R) products. Planned new products for 1997 include the Mr. Coffee(R) Thermal Gourmet(TM) coffeemaker, which brews coffee directly into a thermal carafe; the Mr. Coffee(R) Speedbrew(TM) coffeemaker, featuring a restaurant-style displacement brewing system; and the Mr. Coffee(R) Commuter(TM) coffeemaker, which brews coffee directly into an insulated travel mug. During 1996, the Company introduced three new lithium powered electronic scale models featuring either 3 or 4 digit displays. One of these models features a large 1.5 inch LCD display along with a larger platform. Also introduced in 1996 was the Health o meter(R) Precious Metals(TM) specialty scale line, which features a polished brass or chrome platform with fashion accent mats.

                  All consumer products and production tools are designed by or under the direction of the Company's engineers, product managers, draftsmen and laboratory technicians. The Company also tests its prototypes, designs its own packaging and conducts market research. The Company employs independent engineers and designers on an as needed basis.

                  The Company devotes considerable attention to the design and appearance of its consumer products, as well as their packaging, in order to enhance their appeal to consumers and to promote differentiation of its products from other brands on retailers' shelves. The Company conducts research and development on an ongoing basis in recognition of the importance of new product development and the need to provide innovative products and features to its customers. A combination of market research and feedback from key retailers is used to identify market trends and changing consumer preferences. This information provides the basis for new product development. In virtually all cases the Company engages outside design firms to assist in creating new products and modifying existing products to incorporate features and styling that the Company anticipates consumers will purchase. Substantially all products produced by the Company involve, to some degree, the service of such firms.

                  The Company believes that the strength of the Health o meter(R) brand name combined with its market research allows it to introduce a whole range of new products associated with health and wellness. During 1996, the Company introduced products in four therapeutic categories: Hot and Cold Packs, Electric Heating Pads, Hands Free(TM) Therapy massage heating pads, and Focus Zone(TM) cushion massage pads. Retail prices range from $10 for the Hot and Cold Mini Wrap to $130 for the Focus Zone(TM) Full Body Massager with heat. The Company anticipates growth in this category and plans on introducing additional therapeutic devices in fiscal 1997.

PROFESSIONAL PRODUCTS DIVISION
------------------------------

         MEDICAL SCALES
         --------------

                  The Company's reputation for quality and its brand name recognition have been based on its participation in the medical scale market for over 75 years.

                  Products sold as professional products include analog (mechanical) and digital (electronic) scales for a full range of medical uses, including traditional balance beam scales, pediatric scales, wheelchair ramp scales, chair and sling scales for non-ambulatory patients, and home healthcare scales. The suggested end user prices for the Company's traditional medical products range from $80 to $1,100. The Company has developed several variations of its traditional balance beam scale to complement the original product design.

                  Additionally, the Pro Series(TM) and Pro Plus Series(TM) product lines were developed by the Company to address specialized markets and applications, and generally command higher sales prices than Health o meter's other medical products. The Company's Pro Series(TM) of scales consists of physician, pediatric and chair scales which, in some models, feature advanced electronics (for example, laser trimmed load cells) for greater accuracy. The Pro Series(TM) scales' end-user prices range from $350 to $1,100. The Company's Pro Plus Series(TM) line of scales consists of hydraulic sling scales, neonatal pediatric scales and ramp scales for weighing wheelchair patients. The Pro Plus Series(TM) scales range in price from $1,100 to $3,100 and are used primarily by hospitals and nursing homes.

                  The Company recently introduced a portable wheelchair ramp scale, a new balance beam scale which features an innovative measuring rod and extended warranty, as well as an entirely new line of weighing instruments for veterinary care.



         OFFICE SCALES
         -------------

                  Since 1990, the Company has manufactured and marketed a full line of letter and parcel scales under the Health o meter(R) brand name. The Pelouze acquisition in November 1992 added another respected brand name in addition to significantly broadening the Company's office products and food service business. As a result, shortly after the Pelouze acquisition, the Company began marketing its office and food service products exclusively under the Pelouze(R) brand name.

                  The Company's office products include mechanical and digital scales designed for small, commercial establishments, home offices and departments within larger companies that process a small to medium volume of letters and packages daily. The suggested retail prices range from $6 to $995. Under the Pelouze brand name, the Company has a commanding share of the office scale market. During fiscal 1997, the the Company plans to launch a new 6 lb. capacity rate calculating scale which will have the ability to compare the cost of sending mail through the major carriers.

         FOOD SCALES
         -----------

                  The Company's Pelouze food service group offers mechanical and digital portion control scales, thermometers and timers for commercial and non-commercial applications. End-user prices range from $6 for thermometers to $895 for digital legal-for-trade scales. Pelouze Food service products are specified for use by some of the leading national chain restaurants in America. Pelouze food service introduced a new 2 pound capacity digital scale at the American Dietetic Association trade show in 1996. This innovative scale addresses the growing need for precision food service tools to control quality and food cost.

         COMMERCIAL COFFEE BREWERS
         -------------------------

                  The Company has also leveraged its brand name with an entrance into the commercial coffee brewer market. This product line is presently being marketed through membership clubs and office mega-stores. Core products in the commercial line include a Two-Station Stainless Steel Brewer, a 24-cup Automatic Drip Coffeemaker, several models of 4-cup and 12-cup coffeemakers as well as a line of complimentary accessories. All commercial models contain unique features designed to serve this industry, including grounded power cords and automatic shut off.

PRODUCT WARRANTIES
------------------

                  Mr. Coffee(R) products are generally sold with a limited one-year warranty. The Health o meter(R) Water By Culligan(R) line features a 30 day money-back guarantee. Pursuant to the terms of its warranty arrangements with independent service centers, in cases of defects in material or workmanship, the Company agrees to repair or replace the defective product without charge. Approximately 190 independent appliance service centers throughout the United States and Canada are authorized to repair Mr. Coffee(R) products under such warranties.

                  Health o meter(R) consumer scale warranties range from limited one-year warranties to lifetime warranties. Pelouze(R) digital scales, thermometers and timers are warranted for one year from the date of purchase against defects in materials or workmanship. Therapeutic devices are sold with a limited two-year warranty. Health o meter(R) physician and certain professional scales as well as Pelouze(R) mechanical scales are sold with a lifetime limited warranty.

                  Costs for product returns under warranties estimated to be incurred are charged against revenues at the time of sale based on experience factors. The reserve for product returns under warranties on the Company's balance sheet at September 29, 1996 was $6.2 million, which the Company believes is adequate.

CUSTOMERS AND MARKETING
-----------------------

         CONSUMER PRODUCTS
         -----------------

                  The Company emphasizes the Mr. Coffee(R) and Health o meter(R) brand names, principally through a variety of advertising and promotional channels, including national television advertising, cooperative advertising, national magazine advertising, consumer rebates, trade publication advertising and tie-in promotions. To complement its emphasis on the Mr. Coffee(R) and Health o meter(R) brand names, the Company concentrates on maintaining a strong distribution system for its products by engaging a network of experienced independent manufacturers' representatives, food brokers and premium and military representatives. The Company's sales management personnel are responsible for direct sales to key accounts, supervising the activities of its independent manufacturers' representatives, as well as consulting and assisting customers in planning sales strategy, including customized point-of-sale merchandising, cooperative advertising programs and product mix designed to reach a specific retailer's customer base. Customized sales programs have been instrumental in the Company's penetration of the consumer scale market.

                  The Company distributes and sells its consumer products through direct sales and independent manufacturers' representatives and various mail order catalogue companies, primarily to distributors and major retail outlets, including mass merchants, national chains, national hardware chains, drugstore chains, catalogue showrooms, warehouse clubs, retail grocery chains, specialty stores, department stores and various mail order catalogue companies. While the Company does not have long-term contracts with any of its customers, it has been doing business with its five largest customers continously for over 10 years. Wal-Mart Stores, Inc. and Kmart Corporation accounted for approximately 23% and 13% respectively, of the Company's net sales in 1996.

                  The variety of models the Company produces and distributes permits competing retailers to stock different models of Mr. Coffee(R) and Health o meter(R) products. The Company offers tie-in promotions in which Mr. Coffee(R) products are sold in packages with free Mr. Coffee(R) accessories or with related products, such as tea bags, coffee and coffee beans from other manufacturers. The Company typically enters into specific marketing programs of three to six months in duration with its major customers covering such matters as product mix, pricing and advertising assistance.

                  In recent years, certain retailers have required stock adjustments in which the Company accepts the return of unsold merchandise in exchange for placing a new product with the retailer. Stock adjustments were not significant in 1996.

         PROFESSIONAL PRODUCTS
         ---------------------

                  The Company supports its retail office products customers with coordinated packaging and promotional materials, including displays customized to fit the respective customer's marketing plans. The Company markets its office products through independent manufacturers' representatives, distributors such as United Stationers and S.P. Richards, superstores such as Staples/Office Depot and OfficeMax and mail order catalogue companies such as Quill, Viking and Reliable. Pelouze food service products are sold by independent manufacturers' representatives to dealers, distributors such as SYSCO, Edward Don, U.S. Food service, and major buying groups, who in turn sell to restaurants, healthcare providers, hotels, cafeterias, colleges and schools.

                  The Company promotes its medical scale products through new product brochures, trade advertising, catalogues and trade shows. The Company markets its medical products through independent manufacturers' representatives, primarily to medical dealers such as General Medical, ABCO Dealers, Baxter and Owens and Minor. Medical dealers sell the Company's medical products to physicians, nursing homes, free standing clinics, home healthcare customers, and hospitals. In addition to the domestic market, the Company currently distributes medical products internationally.

                  The Company also sells its coffeemaker products to hotels for use in providing in-room coffee service and to other commercial customers. In order to more fully develop its commercial business, the Company has a joint venture with S & D Coffee, Inc., a leading regional coffee company whereby each joint venture partner owns 50 % of Mr. Coffee Concepts, Inc. ("MCCI"). MCCI is engaged in the business of selling commercial coffeemakers and accessories principally to office mega-stores, hotels and small businesses in the United States and Canada.

SEASONALITY
-----------

                  Historically, Mr. Coffee(R) brand products have achieved their highest sales during the months preceding the December gift-giving season. A significant percentage of Mr. Coffee(R) products are given as gifts and, therefore, sell at larger volumes during the holiday season. Additionally, the time surrounding Mother's Day has typically been a period of somewhat higher sales. During fiscal 1996 and 1995, net sales for the fourth calendar quarters ended December 31, 1995 and January 1, 1995, were approximately 34% of the Company's annual net sales. Although seasonality is not as material in the consumer scale market, sales during the fourth calendar quarter have historically been slightly higher than the other three quarters. Customers' order patterns vary from year to year, largely because of differences in consumer acceptance of product lines, product availability, marketing strategies, retailers' inventory levels and differences in overall economic conditions.

PRODUCTION
----------

         MR. COFFEE(R) APPLIANCES
         ------------------------

                  Mr. Coffee(R) appliance production is comprised of three categories: assembled, procured domestically and procured internationally. The Company believes it has a balanced combination of domestic and offshore production capability which is flexible enough to handle the large, seasonal swings in production. In 1994, due to the introduction of several coffeemaker models initially produced overseas plus the addition of the full line of foreign sourced espresso/cappuccino makers, domestic appliance production decreased to approximately 40% of Mr. Coffee(R) brand appliance units. This percentage increased to approximately 50% in 1995 for two reasons. First, several new domestically produced products were introduced in 1995 to supplant existing foreign sourced products. Second, to meet demand for several existing products, domestic production began in 1995 for items that had previously only been sourced offshore. In 1996, increased domestic production of the recently introduced TR line of coffeemakers along with reduced volumes of certain imported coffeemaker models resulted in approximately 52% of its Mr. Coffee(R) brand appliance units being produced and assembled domestically. Domestic procurement and production enables the Company to react quickly to meet the just-in-time requirements of its retailers. Products manufactured at the Company's facilities in Bedford Heights, Ohio are assembled from parts produced by both domestic and foreign component contract manufacturers. Additionally, the Company outsources a portion of its domestic assembly and sub-assembly operations to several subcontractors in northeast Ohio.

                  Offshore production includes products that are produced, assembled and packed in ready-to-sell condition in the People's Republic of China, Hong Kong and Taiwan using design engineering and tooling which are the property of the Company. Additionally, the Company has purchased limited quantities of several different products from offshore sources that were produced using design engineering and tooling which are the property of the supplier. Offshore production is governed by written contracts with manufacturers pursuant to which the Company submits purchase orders. The Company does not have any other agreements with manufacturers obligating it to purchase any specified quantities of products over a period of time. The Company believes that alternative sources of supply could be developed if any foreign supplier of kitchen countertop appliances should cease to be an available source. However, the loss of a supplier could, in the short-term, adversely affect the Company's business until alternative supply arrangements were secured.

                  Mr. Coffee(R) basket-type paper coffee filters are currently produced at the Company's facilities in Bedford Heights, Ohio. Paper used in filter production and paperboard used in connection with packaging are purchased annually from various domestic and Canadian suppliers pursuant to competitive bidding. Cone-type coffee filters, which account for approximately 18% of filter sales volume, are purchased from a vendor in Canada.

                  Mr. Coffee(R) replacement decanters are assembled at the Company's facilities in Bedford Heights, Ohio as well as at a subcontractor in northeast Ohio. The glass vessel portions of the decanters are supplied by various companies located in the United States. The Company believes that the multiple sources existing for its glass decanters reduce the risk of shortages.

                  A majority of the raw materials used in appliance production are commodities, such as plastic, paper, paperboard and electrical components, which are available from numerous suppliers. The Company purchases the components used in the domestic assembly of Mr. Coffee(R) appliances from contract manufacturers. The Company has a primary source for timers which are used in approximately 34% of its coffeemaker units. The Company is continuing the process of setting up a second source for these items, but does not believe that it is dependent on any single source for any other significant portion of its raw material or component purchases. The Company believes that it has good relationships with its suppliers and has not experienced any raw material or component shortages.

                  In order to improve its ability to provide products on a timely basis, the Company will continue to increase its use of outside sources for detail engineering and production of its appliance products. The Company believes that increased utilization of outside vendors to manufacture products to its specifications will enable it to reduce the level of its investment in capital equipment and inventory as well as provide needed flexibility in manufacturing and surge capacity.

         HEALTH O METER(R) CONSUMER AND PROFESSIONAL SCALES
         --------------------------------------------------

                  Most of the Company's consumer and professional scale products are manufactured at The Company's facility in Bridgeview, Illinois. The Company's Bridgeview plant, built in 1972, was designed specifically to manufacture scales. Most domestic manufacturing activity, from the initial shearing and stamping of steel to painting and assembling the finished product, is performed at the Bridgeview plant. During 1996, the Company closed its Waukegan, Illinois facility to reduce manufacturing overhead and transferred its scale assembly operations to its Bridgeview facility. The Company's manufacturing process is designed to provide flexibility in the production of scales. The Bridgeview plant has multiple production lines which enable the Company to produce large or small quantities of products or change production runs depending on customer demand. In addition, workers are cross-trained to perform various jobs on the production line in order to enhance production response time. Certain medical scales are produced by domestic subcontractors.

                  The Company maintains an extensive tooling inventory that enables it to react quickly to shifts in production requirements. Continuous upgrading and modernization of the Company's tooling over the past five years has resulted in significantly improved production efficiency and cost reductions. The Company's production capacity has increased steadily and management believes that production capacity is adequate to meet production requirements in the foreseeable future.

                  In addition to its domestic operations, the Company has contracts with suppliers headquartered in Taiwan, Hong Kong, Germany and Hungary for the purchase of some finished scales and therapeutic devices as well as certain component parts used in the assembly of certain of the Company's products. During 1996, approximately 38% of the Company's consumer and professional scale net sales were comprised of finished products manufactured by foreign suppliers to the Company's specifications, usually using tooling owned by or committed exclusively to the Company. The majority of these finished products and component parts are manufactured at facilities located in the People's Republic of China. The Company believes that alternative sources of supply could be developed if any foreign supplier of finished scales, electronic boards or other raw materials or finished goods should cease to be an available source. However, the loss of a supplier could, in the short-term, adversely affect the Company's business until alternative supply arrangements were secured.

                  The Company does not have long term purchase contracts with manufacturers and component parts suppliers and operates principally on a purchase order basis. The Company purchases raw materials from a number of suppliers, including several steel distributors. The Company's plant in Bridgeview is located within one of the largest steel markets in the country and, therefore, the Company has ready access to many steel suppliers. Packaging materials, including cartons, are purchased from vendors in the Chicago area.

                  Although most electronic components are purchased from vendors based in Taiwan and Hong Kong, the Company is presently developing domestic sources of electronic parts. The existing vendors produce component parts based on the Company specifications with respect to function and design. Pricing and delivery are negotiated based upon the Company's estimated requirements for a twelve-month period.

                  Management believes that alternate sources of supply are available for substantially all raw materials, component parts and finished goods. The Company believes that it currently has an adequate supply of raw materials and component parts to meet its manufacturing requirements and that the loss of any one of its suppliers would not have a long-term material adverse effect on the Company. However as noted above, the loss of a supplier could, in the short-term, adversely affect the Company's business until alternative supply arrangements were secured.

                  Because of the overseas location of certain manufacturers and component part suppliers, the Company may be subject to potential production delays due to the lack of availability of components resulting from factors such as political unrest or import restrictions. The Company believes that it has good relationships with its suppliers and has not experienced any significant raw material or component shortages to date.

         BACKLOG
         -------

                  The Company ships products to customers only after receipt of a bona-fide purchase order. Backlog as of any particular date is not significant to the Company as orders are typically received within 30 days of the customer's requested shipment date. The Company has not experienced any significant order cancellations or delivery rescheduling.

         TRADEMARKS AND PATENTS
         ----------------------

                  The Company holds trademarks and patents registered in the United States and in other countries for various products, processes and designs. The Company has a number of foreign and domestic trademarks, including the Mr. Coffee(R) name and logo as well as Health o meter(R), Pelouze(R) and other names and logos used in connection with the sale of its products. The Company considers the Mr. Coffee(R) and Health o meter(R) trademarks to be critical to its business. No challenges to its rights to these trademarks have arisen and the Company has no reason to believe that any such challenges will arise in the future. United States trademarks issued prior to November 1989 generally expire 20 years after the date of registration, unless renewed. United States trademarks issued subsequent to that date generally expire 10 years after the date of registration, unless renewed. Trademarks may be renewed for an unlimited number of 10 year periods subsequent to the original expiration date, upon the showing of use. Although the duration of foreign trademarks vary, such trademarks are also generally renewable.

                  The Company has design and utility patents on several of its scales, coffeemakers and The Iced Tea Pot(TM), while several patents are pending on the Mrs. Tea(TM) by Mr. Coffee(R) automatic hot teamaker and other products. The Company believes that none of its product lines is dependent upon any single patent or group of patents and that patents are not material to its business as a whole. The Company's American utility patents issued prior to June 8, 1995 generally have a duration of 17 years from the date of issue, while patents based on applications filed after that date have a duration of 20 years from the date of filing. The expiration dates for its existing patents range through November 2014.

         COMPETITION
         -----------

                  All product categories in which the Company participates are extremely competitive. Competition is based upon price, quality, brand name recognition and design innovation, as well as marketing and distribution strategies. The Company competes with established companies, several of which are more diversified and have substantially greater resources.

                  The Company's most significant competitors in the automatic drip coffeemaker industry are Hamilton Beach<>Proctor-Silex, Black & Decker, and Braun. Other competitors include Krups, Bunn, Regal, West Bend, Melitta and control labels from White-Westingtonhouse, Magic Chef, Swift, Betty Crocker, Faberware and Chef Mate. Melitta is the Company's principal competitor in the branded coffee filter business. A few other manufacturers offer products that compete with The Iced Tea Pot(TM). Competition in the iced teamaker business is based primarily on price. During September 1995, The Company introduced Mrs. Tea(TM) by Mr. Coffee(R) automatic hot teamaker. Cuisinart and Gemco have introduced hot teamakers in 1996 to compete with the Mrs. Tea(TM) automatic hot teamaker.

                  The Company participates in the broader kitchen appliance market with the Food Dehydrator by Mr. Coffee(R), introduced in 1993, and the Breadmaker by Mr. Coffee(R), introduced in 1994. Competitors in the kitchen countertop appliance market include a number of large manufacturers such as Hamilton Beach<>Proctor-Silex, West Bend, Black & Decker and Sunbeam-Oster, as well as numerous smaller manufacturers. In 1996, the Company introduced the Health o meter(R) Water By Culligan(R) line of water filter pitchers. Competitors in the water filter pitcher market include Brita and PUR.

                  The principal negative factors affecting Mr. Coffee(R) appliances competitive position are the maturity of the coffeemaker and kitchen countertop appliance industries, which makes significant sales gains more difficult and requires significant expenditures for new products in order to increase revenues, and intense price competition from other manufacturers.

                  Competition for purchases of consumer scales comes primarily from Sunbeam-Oster (which includes the Counselor and Borg brands) and Metro Corporation. The Company believes that the Health o meter(R) brand name recognition and established reputation in the medical scale market have enabled the Company to successfully establish itself in the mid- to high-end consumer scale market.

                  The Company believes that the most important positive factors in its competitive position are its brand name recognition among consumers and its presence in major retail outlets. Over the past several years, the Company has made significant investments in retail-link technology and merchandise flow systems to enhance both its ability to serve and, in turn, its presence at, major retail outlets.

                  The Company's medical products compete domestically primarily with Detecto, a subsidiary of Cardinal Scale Mfg. Co., and Scaletronix, Inc. The Company's major competitor in the international medical scale market is SECA Corporation, a German manufacturer.

                  The Company's office products compete with those of Sunbeam-Oster and Micro General. Pelouze had been the Company's major competitor in the office products market prior to its acquisition by the Company in November 1992. The Company now markets office products as well as food service products exclusively under the Pelouze(R) brand name. Health o meter food service products compete with those of Edlund, Detecto, Accuweigh, Cooper and Taylor.

EMPLOYEES
---------

                  The Company operates two major production facilities, one in Bedford Heights, Ohio, which produces Mr. Coffee(R) appliances, and the other in Bridgeview, Illinois, which produces consumer and professional scales.

                  Historically, the number of employees at the Bedford Heights, Ohio facility has fluctuated during the year to meet the demands of the peak selling seasons. Hourly employees at the Bedford Heights, Ohio production facility are represented by the International Allied

Employees Union, Local 473 of the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America under a collective bargaining agreement which expires on April 17, 1999.

                  The Company's hourly employees at its Bridgeview, Illinois production facility are represented by the Industrial Workers Union, Local No. 8 of the Laborers International Union of North America, AFL-CIO under a collective bargaining agreement which expires on November 13, 1997.

                  As of September 29, 1996, the total number of employees of the Company was 920. The Company considers relations with its employees to be satisfactory.

GOVERNMENTAL REGULATION
-----------------------

                  The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and from hazardous substances. The Company is also subject to the Federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in the production areas of its facilities. The Company is not a party to any investigation or litigation by the Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1980 for clean-up costs associated with any waste sites. The Company believes that it is in compliance in all material respects with applicable environmental and occupational safety regulations.

INSURANCE
---------

                  The Company purchases occurrence based product liability insurance in excess of self-insured retention on all Mr. Coffee(R) appliance products. The Company is responsible for the first $1.5 million of any individual claim and up to $5 million in the aggregate for all claims in any one year plus legal fees, and accrues the actuarially estimated cost of such self-insurance on an annual basis. Product liability costs for Health o meter(R) and Pelouze(R) products are not significant. The Company believes that, based upon its historical liability experience, the amount of insurance it carries is adequate. The Company maintains a reserve on its balance sheet for its self-insured retention. The amount of such reserve was $4.5 million as of September 29, 1996.

ITEM 2. PROPERTIES

                  The Company's corporate headquarters and the Mr. Coffee(R) appliance production facility and warehouse are located in an approximately 295,000 square foot facility in Bedford Heights, Ohio pursuant to a lease with the founders of Mr. Coffee, inc. which expires in July 1997. The Company also leases 106,000 square feet of warehousing and distribution space in Bedford Heights, Ohio pursuant to a lease which expires in July 1997. In October 1996, the Company entered into a fifteen year lease commencing August 1, 1997 for a new 458,000 square foot corporate headquarters and appliance assembly, manufacturing and distribution facility to be built in Glenwillow, Ohio. This facility will replace the Company's current facilities in Bedford Heights, Ohio.

                  The Company's scale manufacturing facility is located in Bridgeview, Illinois. The facility, which the Company owns, contains approximately 160,000 square feet of space. The Company leases several warehouse facilities in the Chicago area from time to time as business conditions warrant. During 1996, the Company transferred scale assembly operations at its leased 68,000 square foot facility in Waukegan, Illinois to its Bridgeview facility.

                  The Company considers its facilities suitable and adequate for the purposes for which they are used. The Company believes that its facilities have sufficient capacity to support its current and anticipated production and storage needs. Further, greater utilization of outside vendors to manufacture and assemble products lessens the potential need for additional capacity.

ITEM 3.  LEGAL PROCEEDINGS

                  On July 22, 1992, Mr. Coffee, inc. filed a complaint in the United States District Court for the Northern District of Ohio against the Corporate Automation Group ("CAG"). This action arose out of an agreement entered into in 1991 between Mr. Coffee, inc. and CAG under which CAG was to provide goods and services in connection with the installation of a management information system at Mr. Coffee, inc. CAG had filed a claim against Mr. Coffee, inc. alleging breaches by Mr. Coffee, inc. of various alleged express and implied contracts and seeking damages in excess of $5.5 million. The parties have settled this dispute and both the complaint and the counterclaim have been dismissed. The amount of the settlement will not have a material impact on the Company's financial condition.

                  On May 27, 1994, Mr. Coffee, inc. was served with a complaint in the case captioned Miriam Brown v. Mr. Coffee, inc., et. al. (Civil Action No. 13531), in the Delaware Court of Chancery, New Castle County. The complaint names Mr. Coffee, inc., a former major shareholder of Mr. Coffee, inc. and each member of the Board of Directors of Mr. Coffee, inc. prior to the Acquisition as defendants in a purported class action lawsuit. The complaint alleged that the Director defendants breached their fiduciary duties as Directors of Mr. Coffee, inc. by, among other things, alleged efforts to entrench themselves in office and prevent Mr. Coffee, inc.'s public stockholders from maximizing the value of their holdings, engaging in plans and schemes unlawfully to thwart offers and proposals from third parties, and approving and or causing the major shareholder to agree to vote in favor of the merger with the Company. The plaintiff originally sought to enjoin the merger and to obtain an order requiring the Director defendants to fulfill their fiduciary duties by exploring third party interest and obtaining the highest offer obtainable for the public stockholders. The plaintiff also seeks unspecified compensatory damages and costs and disbursements in connection with the action, including attorneys' and experts' fees, and such other and further relief as the court deems just and proper. In October 1996, the plaintiffs filed a Second Amended Complaint containing the above claims, but focusing on allegations that the Director defendants failed to engage in a process designed to maximize the value of Mr. Coffee, inc. for its shareholders. The Company has filed a Motion to Dismiss the Second Amended Complaint. No briefing schedule has been established as yet for this Motion. Discovery commenced with the filing of this lawsuit. However, no discovery activity by any party has taken place during the 1995 and 1996 fiscal years or through the time of filing this document. Other than the filing of the Second Amended Complaint, plaintiffs have not taken further action in prosecution of this lawsuit. The Company believes that the plaintiff's allegations are without merit and intends to contest vigorously the allegations in the Second Amended Complaint. Management believes that the ultimate outcome of such matters will not have a material adverse effect upon the operations or financial position of the Company.

                  The Company is a party to various other claims and items of litigation incident to its normal business. Liability in the event of a final adverse termination of any of these matters, in the opinion of the Company, will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT*

                  The executive officers are elected each year and serve at the pleasure of the Board of Directors. The following is a list of the executive officers of the Company.

         Name                       Age                       Position
         ----                       ---                       --------

Peter C. McC. Howell                47               Chairman and Chief Executive Officer
S. Donald McCullough                53               President and Chief Operating Officer
Steven M. Billick                   40               Senior Vice President, Treasurer and
                                                     Chief Financial Officer
John D. Lange                       50               Senior Vice President, Marketing - Consumer
                                                     Products
Timothy J. McGinnity                45               Senior Vice President, Sales - Consumer
                                                     Products

                  *The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                  PETER C. McC. HOWELL. Mr. Howell has served as Chairman of the Board, Chief Executive Officer and a Director of the Company and Health o meter since August 1994. He served as President and Chief Executive Officer of Mr. Coffee, a manufacturer of consumer appliances acquired by the Company in August, 1994, from 1989 to the date of the acquisition. Mr. Howell served as Mr. Coffee's Chief Operating Officer from April 1989 to September 1989 and as Vice President, Treasurer and Chief Financial Officer from October 1988 to April 1989. Mr. Howell is also a Director of Libbey, Inc. which designs, manufactures and markets brand name, machine made glass, beverageware and tableware.

                  S. DONALD McCULLOUGH has served as President and Chief Operating Officer of the Company and Health o meter since April 1994. Prior to his employment with the Company, Mr. McCullough served in various positions with GTE Corporation. From January 1991 to January 1993, Mr. McCullough was Vice President-General Manager of GTE (Sylvania), European Lighting Division; from 1986 to 1990, he served as Vice President-General Manager of the Automotive/Miniature Lighting Division; from 1982 to 1986, he served as Vice President-Controller of Lighting Products Group; and from 1980 to 1982, he served as Vice President-Controller of Lighting Products International.

                  STEVEN M. BILLICK has served as Senior Vice President, Treasurer and Chief Financial Officer of the Company and Health o meter since June 1996. From July 1991 to June 1996, he was Vice President and Controller of NACCO Industries, Inc., a publicly traded holding company. Prior to July 1991, Mr. Billick was a Partner with the international public accounting firm of Deloitte & Touche, LLP.


                  JOHN D. LANGE has served as Senior Vice President, Marketing - Consumer Products of Health o meter since March 1995. From 1994 to March 1995, Mr. Lange was Vice President, Sales & Marketing for Enpac, Inc., a manufacturer and distributor of hazardous waste containment products and a subsidiary of the Essef Corporation. From 1982 through 1994, Mr. Lange served in a variety of positions, most recently as Vice President, Marketing of the Specialty Products Division for Rubbermaid, Inc., a producer of plastic products for the consumer, institutional, office products, agricultural and industrial markets.

                  TIMOTHY J. McGINNITY has served as Senior Vice President, Sales - Consumer Products of Health o meter since September 1994. From August 1991 to August 1994, Mr. McGinnity served as Vice President - Sales of Mr. Coffee. From October 1985 to June 1991, Mr. McGinnity served as Vice President-Sales, Grocery Division of Mr. Coffee.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company's Common Stock is traded on the NASDAQ National Market under the symbol "SCAL". The following table sets forth the range of high and low bid prices for each quarter of the two most recent fiscal years as reported by NASDAQ.

                                                                High                 Low
                                                                ----                 ---

Year Ended October 1, 1995
--------------------------

First Quarter . . . . . . . . . . . . . . . . . . . .         $  5-3/8          $  3
Second Quarter. . . . . . . . . . . . . . . . . . . .            4-1/2             3-3/8
Third Quarter . . . . . . . . . . . . . . . . . . . .            4-1/4             3-3/8
Fourth Quarter. . . . . . . . . . . . . . . . . . . .            4-3/4             3-5/8

                                                                 High               Low
                                                                 ----               ---

Year Ended September 29, 1996
-----------------------------

First Quarter . . . . . . . . . . . . . . . . . . . .         $  5-1/8          $  3-3/8
Second Quarter. . . . . . . . . . . . . . . . . . . .            5-3/8             3-5/8
Third Quarter . . . . . . . . . . . . . . . . . . . .            6-7/8             4-3/4
Fourth Quarter. . . . . . . . . . . . . . . . . . . .            6-3/8             5

                  As of December 6, 1996 there were approximately 138 holders of record of the Common Stock of the Company. The Company has paid no dividends on the Common Stock and it is the Company's present intention to reinvest earnings internally to finance the expansion of its business. Health o meter does not have any class of publicly traded equity securities outstanding.

ITEM 6.       SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)


                                                            Year Ended                Nine-Months
                                                  ----------------------------          Ended
                                                  September 29      October 1         October 2           Year Ended December 31
                                                  ------------     -----------       -----------      ---------------------------
                                                      1996             1995              1994             1993            1992
                                                  ------------     -----------       -----------      -----------      ----------
STATEMENT OF OPERATIONS DATA
Net sales                                          $ 282,977          267,887           69,451           67,605          52,879

Cost of goods sold                                   192,706          184,911           53,159           46,099          36,738

Selling, general, and
    administrative expenses                           59,635           56,642           18,394           16,209          13,713

Amortization of intangible assets                      4,000            3,961              815              619             424

Work force reductions and
    asset write-downs                                   --               --              5,367             --              --

Other charges                                           --               --               --               --               157

Operating income (loss)                               26,636           22,373           (8,284)           4,678           1,847

Interest expense                                      19,134           19,354            3,889              956           1,559

Other income                                            (357)            (195)             (18)            --              --

Income (loss) before income taxes                      7,859            3,214          (12,155)           3,722             288

Income tax provision (benefit)                         4,900            2,502           (4,110)           1,534            (519)

Net income (loss)                                      2,959              712           (8,045)           2,188             807

Net income (loss) per share                        $    0.33              .08            (1.31)             .40             .16

Weighted average shares outstanding                    9,073            9,071            6,134            5,528           5,012

BALANCE SHEET DATA
Working capital                                    $  60,614           53,285           38,970           20,130          19,649

Total assets                                         273,490          275,135          277,968           62,194          56,373

Long-term debt                                       170,531          172,858          167,635           13,000          15,100

Stockholders' equity                               $  49,007           46,017           45,305           34,360          32,172

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

                  On August 17, 1994, the Company acquired all of the issued and outstanding shares of common stock of Mr. Coffee, inc. ("Mr. Coffee"), by means of a merger of a wholly-owned subsidiary of the Company with and into Mr. Coffee (the "Acquisition"). Subsequently, Mr. Coffee was merged into the Company's Health o meter, Inc. subsidiary. The aggregate purchase price in connection with the Acquisition was approximately $133.5 million. The Company's operations are conducted through two divisions. These divisions are the Consumer Products Division and the Professional Products Division.

                  Mr. Coffee historically realized significantly greater annual sales and had a much larger asset base than the Company. During fiscal 1993 (the last full fiscal year prior to the Acquisition), Mr. Coffee had net sales of approximately $175 million and, at December 26, 1993, it had total assets of approximately $118 million. The Acquisition was accounted for as a purchase, and the Company's results of operations for fiscal 1994 reflect the inclusion of Mr. Coffee's results of operations for the period subsequent to August 17, 1994. On a pro forma basis, giving effect to the Acquisition as if it had occurred at the beginning of fiscal 1994, the Company's net sales would have been $160.7 million and its net loss would have been $9.6 million in the nine-month fiscal period.

                  On September 21, 1994, the Board of Directors of the Company determined to change the Company's fiscal year from one ending on December 31 in each year to a 52-53 week fiscal year ending on the Sunday closest to the last day of the month of September in each year. As a result of the change in the Company's fiscal year, the results of operations for fiscal 1994 are not directly comparable with those of prior years or of fiscal 1995. In particular, fiscal 1994 results do not reflect results of operations for the last calendar quarter of the fiscal year, during which the Company and Mr. Coffee have historically achieved their highest net sales. During the four fiscal years prior to the acquisition, the Company's fourth quarter net sales have represented an average of approximately 29% of annual net sales. During the same period, Mr. Coffee's fourth quarter net sales have represented an average of approximately 34% of its annual net sales.

                  Set forth below is a discussion of the principal factors which affected the Company's results of operations during each of the three most recent fiscal periods, and an analysis of the Company's liquidity and capital resources. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

Fiscal Year ended September 29, 1996 Compared with Fiscal Year ended October 1, 1995

                  Net Sales. Net sales for fiscal 1996 increased approximately 5.6% to $283.0 million, compared with $267.9 million for fiscal 1995.

                  Net sales of the Consumer Products Division increased approximately 7.5% to $247.3 million in fiscal 1996, compared with $230.0 million in fiscal 1995. The increase in net sales of the Consumer products Division was due primarily to sales of the recently introduced automatic hot teamaker, Mrs. Tea(TM). Consumer Products Division sales were also favorably impacted by higher sales of consumer scales attributable to increased distribution of electronic strain gauge scales at certain mass merchandisers. New distribution of filters also favorably impacted fiscal 1996 sales. These sales increases were partially offset by a decline in coffeemaker and iced teamaker sales reflecting an overall small appliance industry sales decline and lower retail activity resulting from severe winter weather conditions experienced in the second quarter of fiscal 1996. Therapeutic device sales declined in fiscal 1996 as the Company introduced four new therapeutic product categories in late fiscal 1996 to replace the less profitable Shiatsu double hand massager.

                  Net sales of the Professional Products Division declined approximately 5.7% to $35.7 million, primarily because fiscal 1995 sales had been favorable impacted by the U.S. Postal rate increase in January 1995, which generated incremental sales of postal scale dials, electronic rate chips and postal scales to accommodate the new rates. The Professional Products sales decline was partially offset in fiscal 1996 by improved sales of analog medical and consumer bath scales to foreign customers.

                  Overall sales to the Company's top five customers during fiscal 1996 accounted for approximately 52% of net sales, compared with approximately 50% of net sales in fiscal 1995. Due to the continuing consolidation of major retailers, the Company believes that its dependence on sales to its largest customers, all major retailers, will continue.

                  Gross Profit. The Company's gross profit in fiscal 1996 was $90.3 million, or approximately 31.9% of net sales, compared with $83.0 million, or approximately 31.0% of net sales in fiscal 1995. The addition of new higher margin products to the sales mix, as well as improvements in operating efficiency during 1996 contributed to the overall gross profit improvement. The Consumer Products Division's gross profit increased from approximately 30.0% of net sales for fiscal 1995 to approximately 31.4% of net sales for fiscal 1996. The Consumer Products Division's gross profit percentage reflects the favorable impact from sales of the recently introduced automatic hot teamaker, Mrs. Tea(TM), as well as lower costs for key raw material such as paper, certain imported appliances and packaging material. Historically, gross margins on individual product lines have been greatest near the point of introduction and gradually decreasing as the product matures and becomes subject to pricing pressure. For this reason, the Company continues its efforts to introduce new products and to reduce the cost of existing products as a means of protecting margins.

                  The Professional Products Division's gross profit declined from approximately 36.7% of net sales for fiscal 1995 to approximately 35.1% of net sales for fiscal 1996. The gross profit of the Professional Products Division was favorably impacted during fiscal 1995 by the U.S. Postal rate increase in January 1995 which was not repeated in 1996.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for fiscal 1996 totaled $59.6 million, compared with $56.6 million for fiscal 1995. For both fiscal 1996 and 1995, SG&A approximated 21.1% of net sales. The overall increase in SG&A is attributable to higher national advertising expenditures to support the marketing of new products, such as Mrs. Tea(TM), and proportionately higher variable selling costs related to increased sales. Higher bad debt expense, as a result of bankruptcy and liquidation filings by certain customers, also contributed to the increase in SG&A.

                  Amortization of Intangible Assets. The amortization of intangible assets of $4.0 million, or $0.44 per share, relates primarily to intangible assets associated with the Acquisition in August 1994.

                  Interest Expense. Interest expense for fiscal 1996 was approximately $19.1 million, compared with $19.4 million for fiscal 1995. The decrease in interest expense is attributable to slightly lower overall interest rates during fiscal 1996, compared with fiscal 1995.

                  Income Taxes. Income tax expense of $4.9 million is based upon the income before income taxes adjusted principally for non-deductible amortization expense. The Company's effective tax rate for 1996 was approximately 62.3%, compared with approximately 77.8% for 1995. Expenses not deductible for tax purposes, primarily the amortization of intangible assets associated with the Acquisition, resulted in an effective tax rate significantly higher than the statutory tax rate in both years. The higher level of pretax income in 1996 relative to 1995 reduced the effect of these non-deductible expenses resulting in a lower effective tax rate in 1996.

                  Net Income. Based on the foregoing, the Company achieved net income of $3.0 million in fiscal 1996, compared with net income of $0.7 million in fiscal 1995.

Fiscal Year ended October 1, 1995 Compared with Nine-Month Period ended October 2, 1994

                  Net Sales. Net sales for fiscal 1995 increased approximately 285.7% to $267.9 million, compared with $69.5 million for the nine months included in fiscal 1994. Net sales of Mr. Coffee(R) brand products contributed in excess of 80% of the sales increase, as only six weeks of these sales were consolidated with those of the Company in 1994. The balance of the increase is largely a result of comparing a full year in 1995 with only nine months of operations in 1994.

                  Overall sales to the Company's top five customers during fiscal 1995 accounted for approximately 50% of net sales, versus approximately 38% in fiscal 1994. The increased share of the Company's net sales made to its top five customers is attributable to the impact of a full year of sales of Mr. Coffee(R) brand products as well as increased volume to these customers as a whole.

                  Gross Profit. The Company's gross profit in fiscal 1995 was $83.0 million, or approximately 31.0% of net sales, compared with $16.3 million, or approximately 23.5% of net sales in fiscal 1994. The gross profit percentage in fiscal 1994 was depressed primarily as a result of the impact of an increase in the Company's provision for product returns, and certain changes in accounting estimates and additional accruals. Without giving effect to these charges, the Company's overall gross profit margin would have been approximately 26% in fiscal 1994. Gross profit dollars increased over the prior fiscal year primarily due to the impact of the gross profit earned on Mr. Coffee(R) brand products sales for a full year in fiscal 1995 compared with six weeks in fiscal 1994 as well as the gross profit earned on a full year of sales for the Company in fiscal 1995 versus nine months in fiscal 1994. During fiscal 1995, gross profit percentages returned to historical levels. The improvement in the Company's gross profit percentage was accomplished despite cost increases in key raw materials such as steel, paperboard and resin, all of which are used in a majority of the Company's products. The increase in raw material costs was somewhat mitigated not only by the achievement of certain operating efficiencies, but also by price increases on many of the Company's products. There continues to be intense pressure on retail prices and there is no guarantee that the Company will be able to achieve price increases from its customers in the future. The Consumer Products Divison's gross margin also was favorably impacted by an improved product mix which included a larger percentage of higher margin products and cost savings achieved by sourcing a greater percentage of scales from foreign manufacturers. The Professional Products Division's gross margin improved because of an increase in office product sales as a result of the January 1995 postal rate increase. Gross margins on replacement rate dials and electronic rate chips related to the postal rate increase are higher than the Professional Products Division's historical rates.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for fiscal 1995 totaled $56.6 million, compared with $18.4 million for fiscal 1994. The increase in magnitude of SG&A is principally due to having incurred a full twelve months' expense versus only nine months of SG&A for Health o meter(R) and Pelouze(R) brand product sales and six weeks of SG&A for Mr. Coffee(R) brand product sales during fiscal 1994. As a percentage of net sales, SG&A declined from approximately 26.5% in 1994 to approximately 21.1% in the current year. This decline is primarily attributable to fixed selling, general and administrative costs being spread over a much larger net sales amount as well as efficiencies gained during the year from the elimination of duplicate functions through integration of the accounting and information systems and the legal and administrative functions.

                  Amortization of Intangible Assets. The increase in amortization to $4.0 million from $0.8 million results from a full year's amortization of the excess of cost over fair value of net assets acquired associated with the Acquisition in August 1994.

                  Interest Expense. Interest expense for fiscal 1995 was approximately $19.4 million, compared with $3.9 million for fiscal 1994. The large increase in interest expense is attributable to a full year's impact of the increase in the Company's indebtedness resulting from the additional long term debt incurred to finance the Acquisition and other related costs as well as increases in both the prime interest rate and LIBOR rate used as a basis for the rate charged on the Company's floating rate debt.

                  Income Taxes. Income tax expense of $2.5 million is based upon the income before income taxes adjusted principally for non-deductible amortization expense.

                  Net Income. Based on the foregoing, the Company achieved net income of $0.7 million in fiscal 1995 versus a net loss of $8.0 million in the previous fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary source of liquidity are cash generated by operating activities and borrowings under a Credit Agreement among Health o meter and a group of Banks represented by Banque Nationale de Paris, New York Branch ("BNP") as agent and as issuer of letters of credit (the "Bank Credit Agreement") entered into in connection with the Acquisition.

                  Cash flow activity for fiscal 1996 and 1995 is presented in the consolidated statement of cash flows. During fiscal 1996, the Company generated approximately $5.9 million in cash flow from its operating activities. Net income plus non-cash charges generated approximately $14.7 million, while changes in working capital components required approximately $8.8 million. The increase in accounts receivable, which required approximately $3.8 million, is primarily attributable to seasonally higher sales and sales of the recently introduced automatic hot teamaker, Mrs. Tea(TM). An increase in inventory primarily attributable to the need to respond to retailers' seasonal demands for products, required approximately $2.1 million.

                  The Company's business is somewhat seasonal, with a large portion of its sales and earnings generated in the fourth calendar of the year. During fiscal 1996 and 1995, the Company generated approximately 34% of its annual net sales during the fiscal quarters ended December 31, 1995 and January 1, 1995.

                  The Company's aggregate capital expenditures during fiscal 1996 were approximately $4.4 million, and primarily reflect expenditures for new product tooling, production equipment and a computerized design system to streamline the Company's new product development cycle. During fiscal 1997, the Company anticipates making capital expenditures of approximately $9.6 million primarily for new product tooling, information systems and production equipment. Management plans to fund these capital expenditures with available cash, cash flow from operations and, if necessary, borrowings under the revolving credit facility provided under the Bank Credit Agreement.

                  Indebtedness incurred in connection with the Acquisition has significantly increased the Company's cash requirements and imposes various restrictions on its operations. The Acquisition and related transactions were financed with approximately $98 million in borrowings under the Bank Credit Agreement, approximately $70 million in proceeds from a unit offering of 13% senior subordinated notes due in 2002 (the "Notes") and warrants to purchase shares of Common Stock at a price of $6.25 per share, and approximately $17.2 million in net proceeds received from the exercise of certain transferable rights to purchase 3,543,433 shares of Common Stock issued to the stockholders of the Company.

                  Financing provided under the Bank Credit Agreement consisted of a $75.0 million term loan facility, which was fully drawn at the closing of the Acquisition, and a $50.0 million revolving credit facility (which also provides for a $18.0 million letter of credit sub-facility), under which approximately $22.5 million was drawn in connection with the Acquisition. Effective June 30, 1995, the Bank Credit Agreement was amended, increasing the revolving credit facility to $60.0 million. Borrowings under the Term Loan and the Revolving Credit Facility bear interest at a rate equal to BNP's Base Rate (as defined) plus 1.0% per annum or BNP's Eurodollar Rate (as defined and adjusted for reserves) plus 2.5% per annum, in either case as selected by Health o meter. Health o meter's obligations under the Bank Credit Agreement are secured by substantially all of Health o meter's assets and a pledge of all of its issued and outstanding common stock. Health o meter's obligations under the Bank Credit Agreement are also guaranteed by the Company.

                  The Term Loan is subject to amortization on a quarterly basis in aggregate annual amounts of $6.0 million, $8.75 million, $17.5 million, $15.0 million, and $19.0 million during fiscal 1997 through fiscal 2001, respectively. Health o meter is required to make prepayments on the Term Loan and Revolving Credit Facility with a percentage of Excess Cash Flow (as defined) and 100% of the proceeds from certain asset sales, issuances of debt and equity securities and extraordinary items outside the ordinary course of business. The required term loan repayment for fiscal 1997 is $1.0 million, which is included in the current portion of long-term debt. Health o meter may also make optional prepayments, in full or in part, on the Term Loan.

                  Health o meter is subject to certain customary affirmative and negative covenants contained in the Bank Credit Agreement. These include, without limitation, covenants that restrict, subject to certain exceptions, incurrence of additional indebtedness, mergers, consolidations or asset sales, changes in the nature of the business, granting of liens to secure any other indebtedness and transactions with affiliates. In addition, the Bank Credit Agreement requires that the Company maintain certain specified financial ratios, including minimum interest and fixed charge coverage ratios, maximum leverage ratio, minimum net worth levels and ceilings on leverage and capital expenditures. In order to reflect the impact of the seasonality of the Company's business on its financial condition, relevant covenants in the Bank Credit Agreement are set on a rolling twelve month basis. At September 29, 1996, the Company was in compliance with such covenants. Borrowing availability under the Bank Credit Agreement at September 29, 1996 was $14.0 million after considering outstanding letters of credit of $2.7 million, actual borrowings of $41.6 million, and sufficiency of collateral.

                  The Notes are general obligations of Health o meter and bear interest at the rate of 13% per annum. The interest on the Notes is payable semi-annually, in arrears, commencing on February 15, 1995. Principal of the Notes is payable on the maturity date, August 15, 2002. Health o meter's payment obligations under the Notes are unconditionally guaranteed by the Company. The Notes and the Company's guaranty are subordinated to the prior payment of all of the Company's senior debt (which includes amounts outstanding under the Bank Credit Agreement). The Indenture governing the Notes contains customary provisions restricting mergers, consolidations or sales of assets, issuances of preferred stock or the incurrence of additional indebtedness, payment of dividends, creation of liens and transactions with affiliates. Provided that certain financial tests are met, the Indenture does not limit the amount of additional indebtedness that Health o meter and its subsidiaries may incur.

                  The Notes are generally not redeemable at the option of the Company until August 15, 1999. Subject to certain conditions, at any time through August 17, 1997, up to 35% of the initial principal amount of the Notes originally issued may be redeemed with the net proceeds of one or more public offerings of equity securities of the Company or Health o meter at a redemption price of 110% of the principal amount thereof, together with accrued and unpaid interest. Under certain limited circumstances, Health o meter may be required to use a portion of the proceeds from asset sales to make an offer to purchase a portion of the Notes, at a price of 101% of the principal amount thereof, together with accrued and unpaid interest. In addition, in the event of a change in control of Health o meter (generally defined to mean any transaction or series of transactions which results in persons other than the Thomas H. Lee Company, its affiliates and certain related entities acquiring beneficial ownership of more than 50% of the total voting power of the Company on a fully diluted basis), each holder will have the right to require Health o meter to repurchase its Notes at a price of 101% of the principal amount thereof, together with accrued and unpaid interest thereon. Except for the foregoing circumstances, Health o meter is not required to make mandatory redemption or sinking fund payments with respect to the Notes.

                  The Bank Credit Agreement currently prohibits Health o meter from purchasing any Notes prior to the expiration thereof and also provides that certain change in control events with respect to Health o meter would constitute a default thereunder.

                  The Company is a holding company with no independent operations and has no material assets other than its ownership of all of the outstanding stock of Health o meter. Therefore, the Company is dependent on the receipt of dividends and other distributions from Health o meter and the proceeds from the sale of its capital stock (to the extent that such proceeds are not required to be used to prepay outstanding indebtedness) to fund any obligations that the Company incurs. The Bank Credit Agreement prohibits, and the Indenture restricts, the payment of dividends to the Company by Health o meter.

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

NEW ACCOUNTING PRONOUNCEMENTS

                  During 1995, the Financial Accounting Standards Board issued two pronouncements, neither of which the Company has adopted, which are effective for financial statements for years beginning after December 15, 1995. The Company has considered the requirements of Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and has determined that it will not require recognition of any impairment losses. The Company has also determined to remain within the accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly the implementation of Statement No. 123, Accounting for Stock-Based Compensation will result in additional disclosures without any impact on the statements of operations or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The following pages contain the Financial Statements and Supplementary Data as specified for by Item 8 of
                              Part II of Form 10-K.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
Health o meter Products, Inc.:

We have audited the consolidated financial statements of Health o meter Products, Inc. and subsidiary as of September 29, 1996 and October 1, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 29, 1996 and October 1, 1995, and for the nine-month period ended October 2, 1994. In connection with our audit of the consolidated financial statements, we also audited the schedules as listed in the accompanying index for the years ended September 29, 1996 and October 1, 1995. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health
o meter Products, Inc. and subsidiary as of September 29, 1996 and October 1, 1995, and the results of their operations and their cash flows for the years ended September 29, 1996 and October 1, 1995, and for the nine-month period ended October 2, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG PEAT MARWICK LLP
Cleveland, Ohio


December 3, 1996

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                     September 29, 1996 and October 1, 1995

                  (amounts in thousands, except per share data)



                                    Assets                                                  1996          1995
                                    ------                                                  ----          ----

Current assets
    Cash                                                                               $     736              835
    Trade accounts receivable, less allowance for doubtful accounts
       and discounts of $2,592 in 1996 and $1,813 in 1995                                 57,960           54,151
    Inventories                                                                           43,626           41,787
    Deferred income taxes                                                                  5,206            5,108
    Other current assets                                                                   1,479            2,035
                                                                                       ---------        ---------

                Total current assets                                                     109,007          103,916

Property, plant and equipment, net                                                        18,522           20,157

Other assets
    Excess of cost over fair value of net assets acquired, net                           139,830          144,084
    Deferred financing costs, net                                                          4,579            5,437
    Other                                                                                  1,552            1,541
                                                                                       ---------        ---------

                Total other assets                                                       145,961          151,062
                                                                                       ---------        ---------

                Total assets                                                           $ 273,490          275,135
                                                                                       =========        =========


                     Liabilities and Stockholders' Equity
                     ------------------------------------

Current liabilities
    Current portion of long-term debt                                                  $   6,000            5,000
    Accounts payable                                                                      22,851           25,803
    Accrued liabilities                                                                   19,542           19,828
                                                                                       ---------        ---------

                Total current liabilities                                                 48,393           50,631

Long-term debt                                                                           170,531          172,858
Product liability                                                                          3,516            3,621
Other                                                                                      2,043            2,008
                                                                                       ---------        ---------

                Total liabilities                                                        224,483          229,118

Stockholders' equity
    Common stock, par value $.01 per share; authorized 20,000 shares;
       issued and outstanding 9,080 shares at September 29,
       1996 and 9,071 shares at October 1, 1995                                               91               91
    Paid-in capital                                                                       51,772           51,741
    Warrants                                                                               1,773            1,773
    Accumulated deficit                                                                   (4,629)          (7,588)
                                                                                       ---------        ---------

                Total stockholders' equity                                                49,007           46,017
                                                                                       ---------        ---------

                Total liabilities and stockholders' equity                             $ 273,490          275,135
                                                                                       =========        =========

See accompanying notes to consolidated financial statements.

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

               Years ended September 29, 1996 and October 1, 1995,
                 and the nine-month period ended October 2, 1994

                  (amounts in thousands, except per share data)



                                                            1996             1995              1994
                                                            ----             ----              ----

Net sales                                                $ 282,977          267,887           69,451

Operating costs and expenses
    Cost of goods sold                                     192,706          184,911           53,159
    Selling, general, and administrative expenses           59,635           56,642           18,394
    Amortization of intangible assets                        4,000            3,961              815
    Work force reductions and asset writedowns                --               --              5,367
                                                         ---------        ---------        ---------

                Total operating costs and expenses         256,341          245,514           77,735
                                                         ---------        ---------        ---------

                Operating income (loss)                     26,636           22,373           (8,284)

Interest expense                                            19,134           19,354            3,889
Other income                                                  (357)            (195)             (18)
                                                         ---------        ---------        ---------

                Income (loss) before income taxes            7,859            3,214          (12,155)

Income tax expense (benefit)                                 4,900            2,502           (4,110)
                                                         ---------        ---------        ---------

                Net income (loss)                        $   2,959              712           (8,045)
                                                         =========        =========        =========

Net income (loss) per share                              $     .33              .08            (1.31)
                                                         =========        =========        =========



Weighted average shares outstanding                          9,073            9,071            6,134
                                                         =========        =========        =========

See accompanying notes to consolidated financial statements.

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

               Years ended September 29, 1996 and October 1, 1995,
                 and the nine-month period ended October 2, 1994

                             (amounts in thousands)



                                        Common Stock
                                  ----------------------
                                    Shares                   Paid-In                 Accumulated
                                    Issued       Dollars     Capital      Warrants     Deficit
                                   -------       -------     -------      --------   -----------
Balance at December 31, 1993         5,528       $   55       34,560         --           (255)

Net loss                              --           --           --           --         (8,045)
Issuance of common stock
   pursuant to exercise of
   stock rights                      3,543           36       17,181         --           --
Issuance of warrants in
   conjunction with the
   issuance of debt                   --           --           --          1,773         --
                                    ------       ------       ------       ------       ------

Balance at October 2, 1994           9,071           91       51,741        1,773       (8,300)

Net income                            --           --           --           --            712
                                    ------       ------       ------       ------       ------

Balance at October 1, 1995           9,071           91       51,741        1,773       (7,588)

Net income                            --           --           --           --          2,959

Issuance of common stock
   pursuant to exercise of
   stock options                         9         --             31         --           --
                                    ------       ------       ------       ------       ------

Balance at September 29, 1996        9,080       $   91       51,772        1,773       (4,629)
                                    ======       ======       ======       ======       ======






See accompanying notes to consolidated financial statements.

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

               Years ended September 29, 1996 and October 1, 1995,
                 and the nine-month period ended October 2, 1994

                             (amounts in thousands)


                                                                       1996          1995          1994
                                                                       ----          ----          ----
Cash flows from operating activities
 Net income (loss)                                                  $  2,959           712        (8,045)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
     Depreciation and amortization of plant and equipment              6,011         5,108         2,311
     Loss on asset write-offs and disposals                               63           119         4,046
     Amortization of intangible assets                                 4,000         3,961           815
     Amortization of deferred financing costs                            858           823           117
     Deferred tax expense (benefit)                                      522         2,362        (3,991)
     Accretion of debt discount                                          223           223            18
     Changes in
       Trade accounts receivable                                      (3,809)      (12,479)       (3,363)
       Inventories                                                    (2,085)        2,813       (12,115)
       Other assets                                                      482         3,198        (1,863)
       Accounts payable                                               (2,952)       (7,306)        8,091
       Accrued liabilities                                              (286)           60           264
       Noncurrent liabilities                                           (127)         (492)          362
                                                                    --------      --------      --------
           Net cash provided by (used in) operating activities         5,859          (898)      (13,353)
                                                                    --------      --------      --------
Cash flows from investing activities
 Capital expenditures                                                 (4,439)       (4,636)       (3,962)
 Payments for patents                                                    --            --           (106)
 Purchase of Mr. Coffee, inc., net of cash acquired                      --            --       (127,434)
                                                                    --------      --------      --------
           Net cash used in investing activities                      (4,439)       (4,636)     (131,502)
                                                                    --------      --------      --------
Cash flows from financing activities
 Proceeds from revolving credit facilities                            76,700        80,600        47,400
 Repayments of revolving credit facilities                           (74,500)      (70,600)      (31,000)
 Repayment of long-term debt                                          (3,750)       (5,000)         --
 Proceeds from issuance of warrants                                     --            --           1,773
 Proceeds from term note                                                --            --          75,000
 Proceeds from issuance of Senior Subordinated Notes                    --            --          68,217
 Repayment of long-term debt acquired                                   --            --         (26,746)
 Proceeds from issuance of common stock                                   31          --          17,217
 Payment of financing fees                                              --            (315)       (6,114)
                                                                    --------      --------      --------
           Net cash provided by (used in) financing activities        (1,519)        4,685       145,747
                                                                    --------      --------      --------
Increase (decrease) in cash                                              (99)         (849)          892
Cash at beginning of the period                                          835         1,684           792
                                                                    --------      --------      --------
Cash at end of the period                                           $    736           835         1,684
                                                                    ========      ========      ========
Supplemental disclosures of cash flow information
 Cash paid during the period for
   Interest                                                         $ 18,092        18,820           774
   Income taxes                                                        3,490           280           153

See accompanying notes to consolidated financial statements.

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     September 29, 1996 and October 1, 1995

                  (amounts in thousands, except per share data)



(1)    Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Description of Business
              -----------------------

              Health o meter Products, Inc. (the Company) is a holding company which, through its wholly owned subsidiary, Health o meter, Inc. (Health o meter), designs, manufactures, markets, and distributes a comprehensive line of consumer and professional products. The Company's consumer products, marketed under the Mr. Coffee(R) and Health o meter(R) brand names include automatic drip coffeemakers, iced teamakers, hot teamakers, filters, water filtration products, accessories, and other kitchen countertop appliances as well as bath, kitchen, and diet scales and therapeutic devices. Professional products include the Pelouze(R) and Health o meter(R) brands of office, food service, and medical scales and timers.

       (b)    Principles of Consolidation
              ---------------------------

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.

       (c)    Fiscal Year
              -----------

              During 1994, the Company changed its fiscal year from one ending on December 31 in each year to a 52-53 week fiscal year ending on the Sunday closest to the last day of September in each year. Accordingly, the 1994 fiscal period consisted of the nine-month period ended October 2, 1994, whereas the 1996 and 1995 fiscal periods consist of a full year's operations.

       (d)    Revenue Recognition
              -------------------

              The Company recognizes revenue from product sales upon shipment to the customer. Costs or losses estimated to be incurred in connection with product returns and warranties are charged against revenues at the time of sale, based upon consideration of historical experience and information available from customers.

       (e)    Inventories
              -----------

              Inventories are stated at the lower of cost or market. Inventories of the Mr. Coffee Division, accounted for under the last-in, first-out (LIFO) method, represent 62 percent and 64 percent of the inventories in 1996 and 1995, respectively. For the remaining inventories, cost is determined using the first-in, first-out
              (FIFO) method.




                                                                     (Continued)

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (amounts in thousands, except per share data)


       (f)    Property, Plant and Equipment
              -----------------------------

              Property, plant and equipment are stated at cost. The Company calculates depreciation using the straight-line method over the estimated useful lives of the respective assets.

       (g)    Excess of Cost over Fair Value of Net Assets Acquired
              -----------------------------------------------------

              The Company's excess of cost over the fair value of net assets acquired primarily represents the value of its brand names, created by advertising and product performance over many years, and is being amortized on the straight-line basis over a 40-year period. The Company assesses the recoverability of this intangible asset by determining whether the brand name dominance in terms of market share and the national distribution secured can generate sufficient revenues, growth, and cash flow to recover the intangible asset balance over its remaining life. Accumulated amortization amounted to $11,258 and $7,258 at September 29, 1996 and October 1, 1995, respectively.

       (h)    Deferred Financing and Stock Issuance Costs
              -------------------------------------------

              Financing costs related to the issuance of debt are capitalized and amortized over the term of the debt. Accumulated amortization of financing costs amounted to $1,750 and $892 at September 29, 1996 and October 1, 1995, respectively. Issuance costs related to the sale of common stock reduce paid-in capital.

       (i)    Income Taxes
              ------------

              The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates in effect at the end of the period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the new tax rate is enacted.

       (j)    Cooperative Advertising Costs
              -----------------------------

              The Company adopted AICPA Statement of Position 93-7, Reporting on Advertising Costs, in the last quarter of fiscal 1994, which requires that the Company expense reimbursements of customers' advertising costs at the time the related revenues are recognized. Under the Company's previous accounting method, such costs were recognized at the time the advertising was placed by the customer.

       (k)    Product Liability Costs
              -----------------------

              Costs estimated to be incurred with respect to product liability claims are accrued based upon actuarially determined estimates derived from experience factors. The current portion represents product liability costs estimated to be paid within one year.

                                                                 (Continued)

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (amounts in thousands, except per share data)


       (l)    Earnings (Loss) per Common Share
              --------------------------------

              Earnings per common share are calculated by dividing net income by the weighted average of outstanding common stock and common stock equivalents using the treasury stock method, except when the effect of common stock equivalents would be antidilutive or when dilution is less than 3 percent. Net loss per common share is based on the weighted average of outstanding common shares.

       (m)    Use of Estimates
              ----------------

              Generally accepted accounting principles require management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the period in preparing these financial statements. Actual results could differ from those estimates.

       (n)    Reclassifications
              -----------------

              Certain reclassifications were made to the Company's prior period financial statements to conform to the 1996 presentation.

(2)    Acquisition of Mr. Coffee, inc.
       ------------------------------

       On August 17, 1994, Health o meter acquired all of the issued and outstanding common stock of Mr. Coffee, inc. (Mr. Coffee) in a business combination treated for financial reporting purposes as a purchase. Mr. Coffee's results of operations have been included in the Company's consolidated financial statements from the acquisition date.

(3)    Change in Method of Accounting for Advertising Costs
       ----------------------------------------------------

       During the last quarter of fiscal 1994 the Company elected to apply the provisions of AICPA Statement of Position 93-7, Reporting on Advertising Costs. The effect of the change was $430, which reduced net income for the nine months ended October 2, 1994 by $258 or approximately $.04 per share. Also, during the last quarter of fiscal 1994 new management determined that the benefit period for certain types of advertising and marketing materials was short lived and that customer and marketing display materials carried little residual value. Accordingly, such costs amounting to $775 ($465 on an after-tax basis, or approximately $.06 per share) were written off as net realizable value adjustments and are included with asset writedowns in the consolidated statement of operations. The Company has elected to follow the policy of expensing such costs as they are incurred. Advertising expense was $20,087 and $18,458 for the years ended September 29, 1996 and October 2, 1995, respectively, and was $4,201 for the nine-month period ended October 2, 1994, including $1,205 for the items noted above.

                                                                 (Continued)

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (amounts in thousands, except per share data)



(4)    Changes in Accounting Estimates
       -------------------------------

       During the final quarter of 1994, new management revised the Company's calculation for estimating product returns under warranties as a result of reviewing the Company's warranty and return experience in recent periods. The revised calculation reduced net income by $942 or approximately $.13 per share. During this quarter the Company also revised its assessment of current product lives and shortened the amortization period for certain costs related to packaging and product modifications from five to three years, reducing net income by $226 or approximately $.03 per share. Other changes in estimates for slow moving and refurbished inventories, accounts receivable, and workers' compensation liabilities reduced net income by $549 in the aggregate or approximately $.08 per share.

(5)    Inventories
       -----------

       The components of inventories are as follows:

                                                                              1996        1995
                                                                              ----        ----
                  Inventories at FIFO cost
                    Raw materials and purchased parts                       $ 13,446      13,389
                    Finished goods                                            29,591      28,220
                                                                            --------      ------
                                                                              43,037      41,609
                  Excess of LIFO cost over FIFO                                  589         178
                                                                            --------      ------

                             Inventories                                    $ 43,626      41,787
                                                                            ========      ======

       Work-in-process inventories are not significant and are included with raw materials.

(6)    Property, Plant and Equipment
       -----------------------------

       Property, plant and equipment are as follows:
                                                                                 1996        1995
                                                                                 ----        ----

                  Land, buildings, and building improvements                $     6,108       5,954
                  Machinery and equipment                                         7,862       7,167
                  Tools, dies, and patterns                                      21,657      18,919
                  Furniture and fixtures                                          4,192       2,857
                  Leasehold improvements                                            413         430
                  Construction in progress                                        1,018       1,579
                                                                            -----------     -------
                                                                                 41,250      36,906
                  Accumulated depreciation                                      (22,728)    (16,749)
                                                                            -----------      ------

                             Property, plant and equipment, net             $    18,522      20,157
                                                                            ===========      ======

                                                                 (Continued)

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (amounts in thousands, except per share data)


(7)    Accrued Liabilities
       -------------------

       The components of accrued liabilities are as follows:
                                                                              1996        1995
                                                                              ----        ----

                  Product returns under warranties                          $  6,200       5,665
                  Advertising and promotional costs                            4,866       5,555
                  Accrued compensation                                         1,945       2,030
                  Interest                                                     1,364       1,471
                  Product liability                                              965         965
                  Other                                                        4,202       4,142
                                                                              ------      ------

                             Accrued liabilities                            $ 19,542      19,828
                                                                              ======      ======

(8)    Long-Term Debt
       --------------

       Debt is summarized as follows:
                                                                                          1996          1995
                                                                                          ----          ----
       Revolving Credit Facility dated August 17, 1994, bearing interest at prime plus 1% or the London Interbank Offered Rate (LIBOR) plus 2.5%
         (weighted average interest rate was 8.33% at September 29, 1996); due
         August 15, 2001; secured by substantially all of Health o meter's assets and a pledge of all its issued and outstanding common stock;
         Health o meter's obligations under the Bank Credit Agreement
         are also guaranteed by the Company.                                          $   41,600        39,400

       Term Note dated August 17, 1994, bearing interest at prime plus 1% or
         LIBOR plus 2.5% (weighted average interest rate was 8.27% at
         September 29, 1996); due August 15, 2001; principal payable on a quarterly basis in aggregate 12-month amounts of $6,000, $8,750,
         $17,500, $15,000, and $19,000 during fiscal 1997 through fiscal
         2001; secured by substantially all of Health o meter's assets and a pledge of all its issued and outstanding common stock; Health o meter's obligations under the Bank Credit Agreement are also
         guaranteed by the Company.                                                       66,250        70,000

       Senior Subordinated Notes, net of unamortized discount of $1,319 and
         $1,542 at September 29, 1996 and October 1, 1995, respectively,
         bearing interest at 13%, payable semiannually; due August 15, 2002.              68,681        68,458
                                                                                         -------       -------

                                                                                         176,531       177,858
       Current portion of long-term debt                                                  (6,000)       (5,000)
                                                                                         -------       -------

                      Long-term debt                                                  $  170,531       172,858
                                                                                         =======       =======

                                                                 (Continued)

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (amounts in thousands, except per share data)


       Bank Credit Agreement
       ---------------------

       On August 17, 1994, in conjunction with the acquisition of Mr. Coffee, Health o meter entered into a Bank Credit Agreement (the Agreement) with a bank group. This Agreement replaced Health o meter's existing credit agreement and provided a new $50,000 Revolving Credit Facility (including an $18,000 letter of credit subfacility) and a $75,000 Term Note. Effective June 30, 1995, the Agreement was amended, increasing the Revolving Credit Facility to $60,000 subject to collateral availability. The Revolving Credit Facility includes a charge of 0.5 percent on the unused line and 2.5 percent for letter of credit guarantees.

       Health o meter is required to make prepayments on the Term Note and Revolving Credit Facility with a percentage of Excess Cash Flow, as defined, and 100 percent of the proceeds from certain asset sales, issuances of debt and equity securities, and extraordinary items outside the ordinary course of business. The required prepayment for fiscal 1997 is $1,000 and is included in the current portion of long-term debt. Health o meter may also make optional prepayments, in full or in part, on the Term Note, subject to certain limitations.

       Borrowing availability based on sufficiency of collateral at September 29, 1996 was $13,962 after giving effect to outstanding letters of credit of $2,747 and actual borrowings of $41,600.

       Health o meter is subject to certain customary affirmative and negative covenants contained in the Agreement. These include, without limitation, covenants that restrict, subject to certain exceptions, incurrence of additional indebtedness; mergers, consolidations, or asset sales; changes in the nature of the business; granting of liens to secure any other indebtedness; and transactions with affiliates. In addition, the Agreement requires that the Company maintain certain specified financial ratios, including minimum interest and fixed charge coverage ratios, maximum leverage ratios, minimum net worth levels, and ceilings on leverage and capital expenditures. At September 29, 1996, the Company was in compliance with such covenants.

       Senior Subordinated Notes
       -------------------------

       The Senior Subordinated Notes (the Notes) are general obligations of Health o meter arising in connection with the acquisition of Mr. Coffee. Health o meter's payment obligations under the Notes are unconditionally guaranteed by the Company. The Notes and the Company's guaranty are subordinated to the prior payment of the Company's amounts outstanding under the Agreement. The Indenture governing the Notes contains customary provisions restricting mergers, consolidations, or sales of assets; issuances of preferred stock or the incurrence of additional indebtedness; payment of dividends; creation of liens; and transactions with affiliates. Provided that certain financial tests are met, the Indenture does not limit the amount of additional indebtedness that Health o meter and its subsidiaries may incur.


                                                                 (Continued)

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (amounts in thousands, except per share data)


       The Notes are generally not redeemable at the option of the Company until August 15, 1999. Subject to certain conditions, at any time through August 17, 1997, up to 35 percent of the initial principal amount of the Notes originally issued may be redeemed with the net proceeds of one or more public offerings of equity securities of the Company or Health o meter at a redemption price of 110 percent of the principal amount thereof, together with accrued and unpaid interest. Under certain limited circumstances, Health o meter may be required to use a portion of the proceeds from asset sales to make an offer to purchase a portion of the Notes, at a price of 101 percent of the principal amount thereof, together with accrued and unpaid interest. In addition, in the event of a change in control of Health o meter, each holder will have the right to require Health o meter to repurchase its Notes at a price of 101 percent of the principal amount thereof, together with accrued and unpaid interest thereon. Except for the foregoing circumstances, Health o meter is not required to make mandatory redemption or sinking fund payments with respect to the Notes.

       The Agreement currently prohibits Health o meter from purchasing any Notes prior to the expiration thereof and also provides that certain change in control events with respect to Health o meter would constitute a default thereunder.

(9)    Warrants
       --------

       The Company, in conjunction with the issuance of the Notes, issued 70,000 warrants. Each warrant entitles the holder thereof to purchase 10.96 shares of common stock at $6.25 per share, subject to adjustment under certain circumstances. The warrants expire on August 15, 2002.

(10)   Income Taxes
       ------------

       Income tax expense (benefit) for the years ended September 29, 1996 and October 1, 1995, respectively, and the nine-month period ended October 2, 1994 consisted of:

                                                               1996        1995        1994
                                                               ----        ----        ----
                         Current
                           Federal                          $   4,052        100         (119)
                           State                                  326         40         -
                         Deferred                                 522      2,362       (3,991)
                                                                -----      -----        -----

                                                            $   4,900      2,502       (4,110)
                                                                =====      =====        =====


                                                                 (Continued)

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (amounts in thousands, except per share data)


       The principal items accounting for the difference in taxes on income computed at the U.S. statutory rate and as recorded for the years ended September 29, 1996 and October 1, 1995, respectively, and the nine-month period ended October 2, 1994 are as follows:

                                                                              1996       1995       1994
                                                                              ----       ----       ----
            Tax expense (benefit) at statutory rate of 35%                 $   2,751      1,125     (4,255)
            State taxes, net of federal benefit                                  558        176       (300)
            Goodwill amortization                                              1,302      1,255        193
            Other                                                                289        (54)       252
                                                                               -----      -----      -----

                                                                           $   4,900      2,502     (4,110)
                                                                               =====      =====      =====

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 29, 1996 and October 1, 1995 are as follows:

                                                                                   1996        1995
                                                                                   ----        ----
                Deferred tax assets
                  Compensation and vacation                                     $    340          595
                  Loss and credit carryforwards                                        -          539
                  Warranties and sales reserves                                    2,897        3,141
                  Advertising                                                        683            -
                  Product liability                                                1,746        1,861
                  Market lease                                                       219          530
                  Bad debts                                                          456          409
                  Other                                                              741        1,206
                                                                                   -----        -----

                             Total gross deferred tax assets                       7,082        8,281

                Deferred tax liabilities
                  Prepaid insurance and other                                       (505)        (341)
                  Depreciation and amortization                                   (1,928)      (2,769)
                                                                                   -----        -----

                             Total gross deferred tax liabilities                 (2,433)      (3,110)
                                                                                   -----        -----

                             Net deferred tax asset                             $  4,649        5,171
                                                                                   =====        =====

       The realization of the Company's net deferred tax asset is dependent on the generation of future taxable income. Management believes that it is more likely than not that the Company will generate sufficient future taxable income to fully utilize the established net asset. Accordingly, no valuation allowance for the net deferred tax asset has been provided.


                                                                     (Continued)

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (amounts in thousands, except per share data)


       The significant components of deferred income tax expense (benefit) for the years ended September 29, 1996 and October 1, 1995, respectively, and the nine-month period ended October 2, 1994 are as follows:

                                                                                        1996        1995          1994
                                                                                        ----        ----          ----
           Deferred tax expense (benefit) (exclusive of the
              effects of other components listed below)                               $  522        2,362        (9,106)

           Charge in lieu of taxes resulting from initial recognition of acquired tax benefits that are allocated to reduce excess of cost over fair value of net assets acquired related to the
              acquired entity                                                           --           --           5,115
                                                                                      ------       ------        ------

                                                                                      $  522        2,362        (3,991)
                                                                                      ======       ======        ======

(11)   Lease Commitments
       -----------------

       The Company leases various buildings and equipment under leases expiring at various dates. At September 29, 1996, minimum rental commitments under noncancelable leases are as follows:

                           Fiscal Year Ending
                           ------------------

                                 1997                    $  1,178
                                 1998                       1,612
                                 1999                       1,554
                                 2000                       1,540
                                 2001                       1,534
                                 Thereafter                19,427
                                                           ------

                                                         $ 26,845
                                                           ======

       Rental expense amounted to approximately $1,438, $1,447, and $310 for the years ended September 29, 1996 and October 1, 1995, and the nine-month period ended October 2, 1994, respectively.

(12)   Contingencies
       -------------

       The Company is involved in various claims and items of litigation. Management believes that the ultimate outcome of such matters will not have a material adverse effect upon the operations or financial position of the Company.

                                                                     (Continued)

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (amounts in thousands, except per share data)


(13)   Stock Incentive Plans
       ---------------------

       1992 Incentive Stock Option Plan
       --------------------------------

       In February 1992, the Company adopted a new incentive stock plan (1992
       Plan). The 1992 Plan provides that incentive stock options and nonqualified stock options may be granted to such officers and key employees as the administrators of the 1992 Plan may select. The 1992 Plan is administered by a committee of the board of directors which selects the participants and determines (i) the type of options; (ii) the vesting schedule of options; (iii) the exercise price (which may not be less than fair market value on the date of grant); and (iv) the duration of the options (which cannot exceed 10 years). A total of 220,000 shares of common stock have been reserved for issuance under the 1992 Plan. No options may be granted under the 1992 Plan after December 31, 2001.

       1994 Nonqualified Stock Option Grant
       ------------------------------------

       In August 1994, the Company granted an executive officer of the Company 362,353 nonqualified stock options at an exercise price of $2.61 per share in exchange for canceled options of Mr. Coffee. The difference between the aggregate exercise price of such new options and the fair value of the Company's stock was equal to the option spread for the canceled Mr. Coffee options. The options are exercisable immediately, but may not be exercised more than one year after termination or death while in the employ of the Company or more than 10 years from date of grant.

       1995 Stock Option and Incentive Plan
       ------------------------------------

       In April 1995, the Company adopted a new stock option and incentive plan (1995 Plan). The 1995 Plan provides authority for the grant of stock options and stock appreciation rights to directors, employees, and consultants by the Compensation Committee (Committee) of the board of directors. The total number of shares of common stock that may be subject to awards granted under the 1995 Plan is equal to 750,000 shares of common stock, subject to certain adjustments. The Committee selects the participants and determines (i) the type of option; (ii) the vesting schedule of options; (iii) the exercise price; and (iv) the duration of the options. No options may be granted under the 1995 Plan after April 27, 2005.

                                                                     (Continued)

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (amounts in thousands, except per share data)


                                                                                   Under Option
                                                                        ----------------------------------
                                                                          Number              Exercise
                                                                        of Shares            Price Range
                                                                        ---------          ---------------
       1994    - Outstanding at January 1, 1994                            75,000          $6.00 - $14.50
                 Granted                                                  427,353          $2.61 - $ 5.25
                 Canceled                                                  -
                 Exercised                                                 -
                                                                          -------
                 Outstanding at October 2, 1994                           502,353          $2.61 - $14.50
                                                                          =======

                 Exercisable                                              381,103          $2.61 - $14.50
                                                                          =======

       1995    - Outstanding at October 3, 1994                           502,353          $2.61 - $14.50
                 Granted                                                  377,000          $3.44 - $ 5.38
                 Canceled                                                 (65,500)         $5.50 - $13.63
                 Exercised                                                 -
                                                                          -------
                 Outstanding at October 1, 1995                           813,853          $2.61 - $14.50
                                                                          =======

                 Exercisable                                              376,353          $2.61 - $14.50
                                                                          =======

       1996    - Outstanding at October 2, 1995                           813,853          $2.61 - $14.50
                 Granted                                                  211,000          $5.38 - $ 6.31
                 Canceled                                                 (95,875)         $3.44 - $14.50
                 Exercised                                                 (9,125)         $3.44 - $ 3.69
                                                                          -------
                 Outstanding at September 29, 1996                        919,853          $2.61 - $14.50
                                                                          =======

                 Exercisable                                              415,978          $2.61 - $14.50
                                                                          =======


                                                                     (Continued)

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (amounts in thousands, except per share data)


(14)   Unaudited Quarterly Financial Data
       ----------------------------------

                                                                                        Quarter
                                                                  -----------------------------------------------
                                                                      First       Second       Third      Fourth
                                                                  ----------      ------      ------      -------
       Year ended September 29, 1996
         Net sales                                                $   97,407      56,275      59,339      69,956
         Gross profit                                                 30,544      17,737      19,011      22,979
         Interest expense                                              5,097       4,717       4,637       4,683
         Net income (loss)                                             1,977          10        (218)      1,190
         Primary and fully diluted earnings (loss) per
           share                                                         .22           -        (.02)        .13
         Weighted average shares outstanding                           9,071       9,071       9,071       9,078

       Year ended October 1, 1995
         Net sales                                                $   90,628      56,656      54,939      65,664
         Gross profit                                                 26,807      17,610      16,287      22,272
         Interest expense                                              4,847       4,820       4,772       4,915
         Net income (loss)                                               912        (153)       (724)        677
         Primary and fully diluted earnings (loss) per
           share                                                         .10        (.02)       (.08)        .07
         Weighted average shares outstanding                           9,071       9,071       9,071       9,071

       During the fourth quarter of fiscal 1995, the Company recorded certain favorable adjustments to inventories in the amount of approximately $1,200 for overabsorbed overhead previously charged against cost of sales, and $837 for reductions to product liability as a result of new actuarial information. The effect of these adjustments was to increase gross profit by $2,037 and to increase fourth quarter net income by approximately $1,201 or $.13 per share.

(15)   Business and Credit Concentrations
       ----------------------------------

       The Company distributes and sells its products through major retail outlets, including discounters/mass merchants, catalog showrooms, department stores, warehouse clubs, specialty stores, mail order catalog companies, and national hardware, drugstore, and retail grocery chains. Approximately 36 percent of the Company's revenues in the year ended September 29, 1996 were from two customers, accounting for 23 percent and 13 percent of total revenues. Approximately 33 percent of the Company's revenues in the year ended October 1, 1995 were from two customers, accounting for 23 percent and 10 percent of total revenues. During the nine-month period ended October 2, 1994, approximately 13 percent of the Company's revenues were from one customer.

                                                                     (Continued)

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (amounts in thousands, except per share data)


(16)   Related Party Transactions
       --------------------------

       Health o meter pays a management fee to a related party for certain administrative and professional services performed by the related party. Amounts paid to this related party for management fees, including reimbursed expenses, were $263, $305, and $16 for the years ended September 29, 1996 and October 1, 1995, and the nine-month period ended October 2, 1994, respectively. During 1994, the Company paid this related party $1,093 in conjunction with the acquisition of Mr. Coffee.

(17)   Financial Instruments
       ---------------------

       Management has determined that at September 29, 1996 and October 1, 1995, the fair value of financial instruments included in the balance sheets approximated their carrying values. With respect to cash, receivables, payables, and accrued liabilities, this determination was based on the short maturity of the instruments. With respect to debt, the assessment was based on management's judgment as to currently available rates on debt with similar maturities.

(18)   Condensed Consolidated Financial Information
       --------------------------------------------

       Condensed consolidated financial information for Health o meter, Inc. at September 29, 1996 and October 1, 1995, and for the years ended September 29, 1996 and October 1, 1995, and the nine-month period ended October 2, 1994 is as follows:


                                                                              September 29,      October 1,
                                                                                   1996            1995
                                                                              -------------     -----------
           Current assets                                                      $  109,007          103,916
           Noncurrent assets                                                      164,483          171,219
                                                                                  -------          -------
                  Total assets                                                 $  273,490          275,135
                                                                                  =======          =======

           Current liabilities                                                 $   48,393           50,631
           Noncurrent liabilities                                                 176,090          178,487
           Intercompany payables                                                   47,658           47,627
                                                                                  -------          -------
                  Total liabilities                                               272,141          276,745
           Stockholder's equity
              Common stock - $.01 par value;
                1,000,000 shares authorized and outstanding                            10               10
              Paid-in capital                                                       2,811            2,811
              Accumulated deficit                                                  (1,472)          (4,431)
                                                                                  -------          -------
                  Total stockholder's equity                                        1,349           (1,610)
                                                                                  -------          -------
                  Total liabilities and stockholder's equity                   $  273,490          275,135
                                                                                  =======          =======

                                                                     (Continued)

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  (amounts in thousands, except per share data)



                                                                       Year Ended                  Nine-Month
                                                            ------------------------------        Period Ended
                                                              September 29,     October 1,         October 2,
                                                                  1996             1995               1994
                                                            -------------      ------------      -------------
           Net sales                                        $    282,977           267,887           69,451
           Gross profit                                           90,271            82,976           16,292
           Net income (loss)                                       2,959               712           (8,045)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not Applicable.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 6, 1997, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 6, 1997.

ITEM 11. EXECUTIVE COMPENSATION

                  The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 6, 1997, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Stock Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 6, 1997, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 6, 1997, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


                                     PART IV
                                     -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K

(a)(1)   Financial Statements
         --------------------

The following Financial Statements of the Registrant are included in Part II,
Item 8:

                                                                                        Page
                                                                                        ----

         Independent Auditors' Report - KPMG Peat Marwick LLP ......................    F-1
         Consolidated Balance Sheets September 29, 1996 and
            October 1, 1995 ........................................................    F-2
         Consolidated Statements of Operations
            Years Ended September 29, 1996 and
            October 1, 1995 and
            Nine-Month Period Ended October 2, 1994 ................................    F-3
         Consolidated Statements of Stockholders' Equity
            Years Ended September 29, 1996 and
            October 1, 1995 and
            Nine-Month Period Ended October 2, 1994.................................    F-4
         Consolidated Statements of Cash Flows
            Years Ended September 29, 1996 and
            October 1, 1995 and
            Nine-Month Period Ended October 2, 1994 ................................    F-5
         Notes to Consolidated Financial Statements.................................    F-6

(a)(2)   Financial Statement Schedules
         -----------------------------

The following Financial Statement Schedules of the Registrant are included in
Item 14 hereof.

                                                                 Page
                                                                 ----

Schedule I        - Condensed Financial Information
                    of Registrant                                  37
Schedule II       - Valuation and Qualifying
                     Accounts                                      39


         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)   Exhibits
         --------

Reference is made to the Exhibit Index set forth herein beginning at page 39.

(b)      Report on Form 8-K
         ------------------

No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 29, 1996.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio this 26th day of December, 1996.

                                    HEALTH O METER PRODUCTS, INC.
                                    HEALTH O METER, INC.


                                    By: /s/ Peter C. McC. Howell
                                        ---------------------------------------
                                        Peter C. McC. Howell
                                        Chairman and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 26, 1996.

/s/ Peter C. McC. Howell                       /s/ Thomas H. Lee
-------------------------                      --------------------------------
Peter C. McC. Howell                           Thomas H. Lee, Director
Chairman, Chief Executive Officer
and Director (Principal Executive Officer)     /s/ William P. Carmichael
                                               --------------------------------
                                               William P. Carmichael, Director

                                               /s/ David A. Jones
                                               --------------------------------
                                               David A. Jones, Director

/s/ Steven M. Billick                          /s/ Robert W. Miller
----------------------                         --------------------------------
Steven M. Billick                              Robert W. Miller, Director
Senior Vice President, Treasurer and
Chief Financial Officer (Principal             /s/ Scott A. Schoen
Accounting and Financial Officer)              --------------------------------
                                               Scott A. Schoen, Director

                                               /s/ Thomas R. Shepherd
                                               --------------------------------
                                               Thomas R. Shepherd, Director

                                                /s/ Lawrence Zalusky
                                               --------------------------------
                                               Lawrence Zalusky, Director

                                               /s/ Frank E. Vaughn
                                               --------------------------------
                                               Frank E. Vaughn, Director

          The following pages contain the Financial Statement Schedules as specified by Item 14(a)(2) of Part IV of Form 10-K. The report of KPMG Peat Marwick LLP thereon as of September 29, 1996 and October 1, 1995 and for the years ended September 29, 1996 and October 1, 1995 and the nine-month period ended October 2, 1994, appears at page F-1 of this Form 10-K.

                                                                     Schedule I


                  Health o meter Products, Inc. and Subsidiary
                Condensed Financial Information of the Registrant
                Condensed Statements of Operations and Cash Flows
               Years ended September 29, 1996 and October 1, 1995,
                 and the nine-month period ended October 2, 1994
                             (dollars in thousands)



                                                        1996            1995           1994
                                                       -------        -------        -------
STATEMENTS OF OPERATIONS
Equity in net income (loss) of subsidiary              $ 2,959            712         (8,045)
                                                       -------        -------        -------

Net income (loss)                                      $ 2,959            712         (8,045)
                                                       =======        =======        =======


STATEMENTS OF CASH FLOWS
Cash flows from operating activities
  Net income (loss)                                    $ 2,959            712         (8,045)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities
    Intercompany receivables                               (31)          --          (18,990)
    Equity in net (income) loss of subsidiary           (2,959)          (712)         8,045
    Change in working capital                             --             --             --
                                                       -------        -------        -------

       Net cash used in operating activities               (31)          --          (18,990)
                                                       -------        -------        -------

Cash flow from financing activities
  Proceeds from issuance of warrants                      --             --            1,773
  Proceeds from issuance of common stock                    31           --           17,217
                                                       -------        -------        -------

       Net cash provided by financing activities            31           --           18,990
                                                       -------        -------        -------

Increase (decrease) in cash                               --             --             --
Cash at the beginning of the period                       --             --             --
                                                       -------        -------        -------

Cash at the end of the period                          $  --             --             --
                                                       =======        =======        =======

                                                                    Schedule I

                  Health o meter Products, Inc. and Subsidiary
                Condensed Financial Information of the Registrant
                            Condensed Balance Sheets
                     September 29, 1996 and October 1, 1995
                (dollars in thousands, except per share amounts)



                                                              1996             1995
                                                             --------        ---------
ASSETS
Investment in subsidiary                                     $  1,349          (1,610)
Intercompany receivable                                        47,658          47,627
                                                             --------        --------

      Total assets                                           $ 49,007          46,017
                                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
   Common stock - par value $.01 per share; authorized
       20,000,000 shares; issued and outstanding
       9,080,534 shares at September 29, 1996 and
       9,071,409 shares at October 1, 1995                   $     91              91
   Paid-in capital                                             51,772          51,741
   Warrants                                                     1,773           1,773
   Retained deficit                                            (4,629)         (7,588)
                                                             --------        --------

      Total stockholders' equity                               49,007          46,017
                                                             --------        --------

      Total liabilities and stockholders' equity             $ 49,007          46,017
                                                             ========        ========

                                                                     Schedule II



                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)



                             Balance                                            Balance
                               at                                               at End
                            Beginning                                             of
                            of Period        Additions       Deductions         Period
                            ---------        ---------       ----------        ---------
Allowance for
Doubtful Accounts
and Discounts

Nine-month period ended
October 2, 1994              $   61            1,938 *             66            1,933

Year ended
October 1, 1995               1,933              268              388            1,813

Year ended
September 29, 1996            1,813              923              144            2,592



 * Includes $1,478 in reserves for doubtful accounts and discounts from the acquisition of Mr. Coffee, inc.

                                  Exhibit Index
                                  -------------

                                                                                                Sequential
Exhibit Number                      Description of Document                                        Page
--------------                      -----------------------                                        ----



           3.1           Amended and Restated Certificate of Incorporation of the Company           (A)
           3.2           Certificate of Incorporation of Health o meter, as amended                 (B)
           3.3           Amended and Restated By-laws of the Company, as  amended                   (A)
           3.4           By-laws of  Health o meter                                                 (B)
           3.5           Certificate of Amendment to Amended and Restated Certificate of            (J)
                         Incorporation of the Company
           4.1           Indenture  dated August 17, 1994  pursuant to which Health o meter's       (C)
                         13% Senior Subordinated Notes due 2002 have been issued
           4.2           13% Senior Subordinated Note due 2002                                      (C)
           4.3           Warrant Agreement dated August 17, 1994                                    (C)
          10.1           Second Amended 1992 Stock Incentive Plan of the Company*                   (B)
          10.2           Employment Agreement among the Company,  Health o meter and Peter C.       (A)
                         McC. Howell*
          10.3           Form of  Non-Qualified  Stock Option  Agreement  between the Company       (A)
                         and Peter C. McC. Howell*
          10.4           Amended and Restated Employment and Non-Competition  Agreement among       (B)
                         the Company,  Health o meter and Lawrence Zalusky,  dated as of June
                         28, 1994*
          10.5           Amended and Restated  Employment  Agreement  between the Company and
                         S. Donald  McCullough  dated July 1, 1996* (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)
          10.6           Employment  Agreement  between the  Company  and Richard C.  Adamany       (K)
                         dated March 31, 1995*
          10.7           Employment  Agreement  between the Company and Timothy J.  McGinnity       (K)
                         dated March 31, 1995*
          10.8           Employment Agreement between the Company and John D. Lange dated           (L)
                         March 20, 1995*
          10.9           Employment Agreement between the Company and Steven M. Billick dated June 10, 1996*
          10.10          Second Amended and Restated Stockholders Agreement among the               (A)
                         Company and certain of its stockholders
          10.11          Credit Agreement dated August 17, 1994 among Health o                      (C)
                         meter, Banque (C) National de Paris, New York Branch
                         and the lenders named therein

          10.12          Amended and Restated Management  Agreement among the THL Co., Health       (A)
                         o meter and the Company
          10.13          Letter  Agreement  between Health o meter and JLP Media,  Inc. dated       (D)
                         January 31, 1992
          10.14          Agreement  for Purchase  and Sale of Assets dated  November 11, 1992       (G)
                         among Pelouze, Health o meter and PSC Acquisition Co.
          10.15          Agreement  and Plan of  Merger  dated as of May 24,  1994  among the       (B)
                         Company,  Health  o  meter,  Java  Acquisition  Corporation  and Mr.
                         Coffee, inc.
          10.16          1994-1999  Labor  Agreement  between Mr. Coffee and  Industrial  and       (H)
                         Allied Employees Local Union No. 73.
          10.17          1995 Stock Option and Incentive Plan of the Company*                       (I)
          10.18          Lease Agreement dated October 15, 1996, between Duke Realty Limited
                         Partnership and the Company
          10.19          Agreement between Health o meter, Inc. and Manufacturing,
                         Production and Service Workers Union, Local No. 24, AFL-CIO,
                         November 14, 1994 through November 13, 1997
          21.1           Subsidiaries of the Company                                                (H)
          23.1           Consent of  KPMG Peat Marwick LLP
          27.1           Financial Data Schedule

--------------------------

(A) Incorporated herein by reference to the appropriate exhibit to the Company's registration statement on Form S-1 (Reg. No. 33-80124).

(B) Incorporated herein by reference to the appropriate exhibit to the Company's and Health o meter's registration statement on Form S-1 (Reg. No. 33-80000).

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

(L) Incorporated herein by reference to the appropriate exhibit to the Company's current report on Form 10-Q for the period ended June 30, 1996.

*        Management contract or compensatory plan or arrangement.