Form 10-Q
period 1996-12-29
HEALTH O METER PRODUCTS INC /DE; HEALTH O METER INC
filed 1997-02-12
CIK 883327, 925252

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended    December 29, 1996
                    ---------------------------------------
                                or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                              to
                               ----------------------------   -----------------

Commission File Number:            0-19912
                       --------------------------------------------------------

                            Health o meter Products, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                36-3635286
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 24700 Miles Road, Bedford Heights, Ohio                            44146-1399
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (216) 464-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes   X     No
                                                                ------     ----
As of January 31, 1997, the issuer had 9,080,534 shares of common stock outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended        December 29, 1996
                    -----------------------------------------------------------
                                   or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                               to
                              ------------------------------   ----------------

Commission File Number:              33-80000
                       --------------------------------------------------------

                              Health o meter, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                              36-3330781
--------------------------------------------------------------------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  24700 Miles Road, Bedford Heights, Ohio                    44146-1399
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


                                 (216) 464-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes   X        No
                                                      ----------    ---------

     The Registrant is a wholly-owned subsidiary of Health o meter Products, Inc. Accordingly, none of its equity securities are owned by non-affiliates.



                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                        December 29              September 29
                                            1996                     1996
                                       -------------            --------------
                                        (Unaudited)
             ASSETS
Current assets
 Cash                                     $  2,315                    736
 Trade accounts receivable, net             66,123                 57,960
 Inventories                                44,036                 43,626
 Deferred income taxes                       5,206                  5,206
 Other current assets                        1,091                  1,479
                                          --------               --------
    Total current assets                   118,771                109,007

Property, plant and equipment, net          17,520                 18,522

Other assets
 Excess of cost over fair value
  of net assets acquired, net              138,846                139,830
 Deferred financing costs, net               4,365                  4,579
 Other                                       1,669                  1,552
                                          --------               --------
    Total other assets                     144,880                145,961
                                          --------               --------

    Total assets                          $281,171                273,490
                                          ========               ========



                                                                  (Continued)



                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       December 29    September 29
                                                          1996          1996
                                                       ------------   ------------
                                                       (Unaudited)
    LIABILITIES AND
     STOCKHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt                      $   6,000         6,000
 Accounts payable                                          22,711        22,851
 Accrued liabilities                                       23,744        19,542
                                                        ---------     ---------
        Total current liabilities                          52,455        48,393

Long-term debt
 Revolving Credit Facility                                 45,900        41,600
 Term Note                                                 59,000        60,250
 Senior Subordinated Notes                                 68,737        68,681
                                                        ---------     ---------
   Total long-term debt                                   173,637       170,531

Product liability                                           3,513         3,516
Other                                                       2,068         2,043
                                                        ---------     ---------
    Total liabilities                                     231,673       224,483

Stockholders' equity
 Common stock, par value $.01 per share;
   authorized 20,000 shares; issued
   and outstanding 9,080 shares                                91            91
 Paid-in capital                                           51,772        51,772
 Warrants                                                   1,773         1,773
 Accumulated deficit                                       (4,138)       (4,629)
                                                        ---------     ---------

    Total stockholders' equity                             49,498        49,007
                                                        ---------     ---------
    Total liabilities and stockholders' equity          $ 281,171       273,490
                                                        =========     =========






See accompanying notes to consolidated financial statements.

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                        THIRTEEN WEEKS ENDED
                                                      --------------------------
                                                      DECEMBER 29     DECEMBER 31
                                                         1996           1995
                                                      ------------    ----------

Net sales                                              $ 87,136          97,407
Operating costs and expenses
  Cost of goods sold                                     61,077          66,863
  Selling, general and
    administrative expenses                              19,055          18,802
  Amortization of intangible assets                         984           1,000
                                                       --------        --------
    Total operating costs and expenses                   81,116          86,665
                                                       --------        --------
    Operating income                                      6,020          10,742

Interest expense                                          4,982           5,097
Other income                                               (189)            (70)
                                                       --------        --------
    Income before income taxes                            1,227           5,715
Income tax expense                                          736           3,738
                                                       --------        --------
    Net income                                         $    491           1,977
                                                       ========        ========


Net income per share                                   $   0.05            0.22
                                                       ========        ========

Weighted average shares outstanding                       9,080           9,071











See accompanying notes to consolidated financial statements.



                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                           Thirteen weeks ended
                                                         ------------------------
                                                         December 29  December 31
                                                           1996          1995
                                                         -----------  -----------
Cash flows from operating activities
 Net income                                                $    491       1,977
 Adjustments to reconcile net income to
   net cash used in operating activities
     Depreciation and amortization
       of plant and equipment                                 1,730       1,473
     Amortization of intangible assets                          984       1,000
     Amortization of deferred financing costs                   214         215
     Accretion of debt discount                                  56          56
     Changes in
       Accounts receivable                                   (8,163)    (17,083)
       Inventories                                             (410)     (1,757)
       Other assets                                             271         787
       Accounts payable                                        (140)        963
       Accrued liabilities                                    4,202       9,197
       Noncurrent liabilities                                    22         265
                                                           --------    --------
         Net cash used in operating activities                 (743)     (2,907)
                                                           --------    --------

Cash flows from investing activities
  Capital expenditures                                         (728)       (853)
                                                           --------    --------
             Net cash used in investing activities             (728)       (853)
                                                           --------    --------

Cash flows from financing activities
  Proceeds from revolving credit facility                    19,900      26,800
  Repayments of revolving credit facility                   (15,600)    (20,700)
  Repayment of long-term debt                                (1,250)     (1,250)
                                                           --------    --------
          Net cash provided by financing activities           3,050       4,850
                                                           --------    --------
Increase in cash                                              1,579       1,090
Cash at beginning of the period                                 736         835
                                                           --------    --------
Cash at end of the period                                  $  2,315       1,925
                                                           ========    ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
  Interest                                                 $  2,375       2,505
  Income taxes                                                  415          --





See accompanying notes to consolidated financial statements.

                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


(1)      Basis of Presentation
         ---------------------

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.

         In the opinion of management, the information furnished herein includes all adjustments of a normal recurring nature that are necessary for a fair presentation of results for the interim periods shown in accordance with generally accepted accounting principles. The unaudited interim consolidated financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended September 29, 1996, and should be read in conjunction with the consolidated financial statements and notes thereto. Because of the seasonal nature of the small appliance and consumer scale industries, the results of operations for the interim period are not necessarily indicative of results for the full fiscal year.

(2)      Inventories
         -----------

         The components of inventories are as follows:
                                                       December 29     September 29
                                                           1996            1996
                                                       -----------     ------------
Inventories at FIFO cost
  Raw materials and purchased parts                       $14,906         13,446
  Finished goods                                           28,541         29,591
                                                          -------        -------
                                                           43,447         43,037
Excess of LIFO cost over FIFO                                 589            589
                                                          -------        -------
  Inventories                                             $44,036         43,626
                                                          =======        =======




        Work-in-process inventories are not significant and are included with raw materials. Inventories accounted for under the last-in, first-out (LIFO) method represent 58 percent and 62 percent of inventories at December 29, 1996 and September 29, 1996, respectively.

\
                  HEALTH O METER PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



(3)       Condensed Consolidated Financial Information
          --------------------------------------------
          Condensed consolidated financial information for Health o meter, Inc. at December 29, 1996 and September 29, 1996, and for the thirteen-week period ended December 29, 1996 and December 31, 1995 is as follows:

                                                    December 29  September 29
                                                        1996        1996
                                                    ----------   -----------

Current assets                                       $ 118,771      109,007
Noncurrent assets                                      162,400      164,483
                                                     ---------    ---------

   Total assets                                      $ 281,171      273,490
                                                     =========    =========


Current liabilities                                  $  52,455       48,393
Noncurrent liabilities                                 179,218      176,090
Intercompany payables                                   47,658       47,658
                                                     ---------    ---------

     Total liabilities                                 279,331      272,141

Stockholder's equity
  Common stock - $.01 par value;
    1,000 shares authorized and outstanding                 10           10
  Paid-in capital                                        2,811        2,811
  Accumulated deficit                                     (981)      (1,472)
                                                     ---------    ---------

    Total stockholder's equity                           1,840        1,349
                                                     ---------    ---------

   Total liabilities and stockholder's equity        $ 281,171      273,490
                                                     =========    =========



                                                   Thirteen-week period ended
                                                   --------------------------
                                                    December 29  December 31
                                                         1996         1995
                                                      ---------   ---------
Net sales                                             $  87,136       97,407
Gross profit                                             26,059       30,544
Net income                                                  491        1,977



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPANY OVERVIEW
----------------

          Health o meter Products, Inc. (the "Company") is a holding company which, through its wholly owned subsidiary, Health o meter, Inc. ("Health o meter"), designs, manufactures, markets, and distributes a comprehensive line of consumer and professional products. The Company's consumer products, marketed under the Mr. Coffee(R) and Health o meter(R) brand names include automatic drip coffeemakers, iced teamakers, hot teamakers, filters, water filtration products, accessories, and other kitchen counter top appliances as well as bath, kitchen, and diet scales and therapeutic devices. Professional products include the Pelouze(R) and Health o meter(R) brands of office, food service, and medical scales and timers.


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks ended December 29, 1996 and December 31, 1995

          Overview. Net sales in the first quarter of fiscal 1997 decreased approximately 10.5 percent to $87.1 million, compared with $97.4 million for the same period in fiscal 1996. The Company's gross profit in the first quarter of fiscal 1997 was $26.1 million, or approximately 29.9 percent of net sales, compared with $30.5 million, or approximately 31.4 percent of net sales in the same period in fiscal 1996.

Net Sales and Gross Profit

          Consumer Products Division. In the first quarter of 1997, the Consumer Products Division's net sales were $77.1 million compared with $88.3 million in 1996, a decrease of 12.6 percent. The decrease in net sales was primarily attributable to reduced sales of iced teamakers, hot teamakers and consumer scales somewhat offset by increased sales of water and therapeutic products. The Consumer Products Division's gross profit in the first quarter of 1997 decreased
16.2 percent to $23.0 million from $27.4 million in 1996. As a percent of net sales gross profit margin was 29.8 percent in 1997, compared with 31.0 percent in 1996, a decline of 3.9 percent. Lower margins in the Company's iced teamaker and hot teamaker product lines, somewhat offset by improved margins in the espresso/cappuccino, water filter pitcher and consumer scale product lines, were the primary factors driving these results. The Company's automatic hot teamaker, Mrs. Tea(TM), was a recently introduced product in 1996 while the Company's water and therapeutic products are recently introduced products in 1997. Historically, gross margins on individual product lines have been greatest near the point of introduction and gradually decreasing as the product matures and becomes subject to pricing pressure. There continues to be intense pressure on retail prices and there can be no assurance as to the Company's ability to achieve price increases or maintain current price levels in the future. For these reasons, the

Company continues its efforts to introduce new products and to reduce the cost of existing products as a means of protecting margins.


          Professional Products Division. In the first quarter of 1997, the Professional Products Division's net sales increased 9.5 percent to $10.0 million compared with $9.1 million in 1996. The Company experienced increased sales in the first quarter of 1997 of its commercial products and in its international sales channel, while its medical, office and food product lines sales levels were comparable with the same period in 1996. The Professional Products Division's gross profit was $3.1 million, or 31.1 percent of net sales, in the first quarter of 1997, compared with $3.1 million, or 34.5 percent of net sales, in 1996. Reduced gross profit as a percent of net sales in the medical and commercial product lines and lower margins in the international sales channel due to an unfavorable sales mix shift from higher margin medical products were the primary causes of the reduced gross profit margin.

          Selling, General, and Administrative Expenses. Selling, general, and administrative expenses ("SG&A") for the first quarter of fiscal 1997 totalled $19.1 million, or approximately 21.9 percent of net sales, compared with $18.8 million, or approximately 19.3 percent of net sales, for the first quarter of fiscal 1996. The increase in SG&A as a percentage of net sales is primarily attributable to higher national advertising expenditures to support the marketing of products such as the Mrs. Tea(TM) automatic hot teamaker line and the Health o meter(R) Water by Culligan(R) water filter pitchers.

          Amortization of Intangible Assets. The amortization of intangible assets relates primarily to intangible assets associated with the acquisition of Mr. Coffee, inc. in August 1994.

          Interest Expense. Net interest expense for the first quarter of fiscal 1997 was approximately $5.0 million, compared with $5.1 million for the same period in the prior year.

          Income Taxes. The effective tax rate was 60.0 percent for the first quarter of fiscal 1997, compared with 65.4 percent in 1996. Expenses not deductible for tax purposes, primarily the amortization of intangible assets associated with the acquisition, resulted in an effective tax rate significantly higher than the statutory tax rate in both periods.

          Net Income. Based on the foregoing, the Company achieved net income of approximately $0.5 million in the first quarter of fiscal 1997, compared with approximately $2.0 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          The Company's primary sources of liquidity are internally generated cash and borrowings under a Credit Agreement among Health o meter and a group of Banks represented by Banque Nationale de Paris, New York Branch ("BNP") as agent and as issuer of letters of credit, ("the Bank Credit Agreement") entered into in connection with the acquisition by the Company of Mr. Coffee, inc. on August 17, 1994 ("the Acquisition").

          Cash flow activity for the first quarters of fiscal 1997 and 1996 is presented in the Consolidated Statements of Cash Flows. During the first quarter of fiscal 1997, the Company required approximately $0.7 million in cash flow to sustain its operating activities. Net income plus non-cash charges generated approximately $3.5 million, while changes in working capital components required approximately $4.2 million. The increase in accounts receivable, which required approximately $8.2 million, is attributable to seasonally higher sales activity. The increase in inventories required $0.4 million. The increases in accounts receivable and inventories were partially offset by an increase in accrued liabilities which generated $4.1 million. Accrued liabilities increased due to increases in accrued interest and certain volume related direct selling expense accruals.

          The Company's business is somewhat seasonal, with a large portion of its sales and earnings generated in the fourth calendar quarter of the year. During fiscal 1996, the Company generated approximately 34 percent of its annual net sales in this quarter.

          The Company's aggregate capital expenditures during the first quarter of fiscal 1997 were approximately $0.7 million. The Company anticipates making $7.2 million of capital expenditures for the remainder of fiscal 1997. These capital expenditures relate primarily to new product tooling, information systems and production equipment. Management plans to fund these capital expenditures with available cash, cash flow from operations and, if necessary, borrowings under the revolving credit facility provided under the Bank Credit Agreement.

          Indebtedness incurred in connection with the Acquisition has significantly increased the Company's cash requirements and imposes various restrictions on its operations. The Acquisition and related transactions were financed with approximately $98 million in borrowings under the Bank Credit Agreement, approximately $70 million in proceeds from a unit offering of 13% senior subordinated notes due 2002, (the "Notes") and warrants to purchase shares of Common Stock at a price of $6.25 per share, and approximately $17.2 million in net proceeds received from the exercise of certain transferable rights to purchase 3,543,433 shares of Common Stock issued to the stockholders of the Company. The Notes are generally not redeemable at the option of the Company until August 15, 1999. Subject to certain conditions, at any time through August 17, 1997, up to 35 percent of the initial principal amount of the Notes originally issued may be redeemed with the net proceeds of one or more public offerings of equity securities of the Company or Health o meter at a redemption price of 110% of the principal amount thereof, together with accrued and unpaid interest. For more detailed information, see the Company's Annual Report on Form 10-K for the year ended September 29, 1996.

          The Bank Credit Agreement includes a $75.0 million term loan facility, which is subject to amortization on a quarterly basis in aggregate annual amounts of $6.0 million, $8.75 million, $17.5 million, $15.0 million and $19.0 million during fiscal 1997 through fiscal 2001, respectively, and a $60.0 million revolving credit facility. Health o meter is required to make prepayments on the Term Loan and Revolving Credit Facility with a percentage of Excess Cash Flow (as defined) and 100% of the proceeds from certain asset sales, issuances of debt and equity securities and extraordinary items outside the ordinary course of business. The required term loan repayment for fiscal 1997, which was paid in the second quarter of 1997, is

$1.0 million. Health o meter may also make optional prepayments, in full or in part, on the Term Loan.

          The Bank Credit Agreement and the indenture governing the Notes contain various customary covenants which the Company was in compliance with at December 29, 1996. Borrowing availability under the revolving credit facility at December 29, 1996 was $15.8 million after considering outstanding letters of credit of $1.3 million, actual borrowings of $45.9 million, and sufficiency of collateral. Health o meter's obligations under the Bank Credit Agreement are secured by substantially all of Health o meter's assets and a pledge of all of its issued and outstanding common stock. Health o meter's obligations under the Bank Credit Agreement and the Notes are guaranteed by the Company.

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

INFLATION
---------

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

          During 1995, the Financial Accounting Standards Board issued two pronouncements which are effective for financial statements for years beginning after December 15, 1995. The Company has considered the requirements of Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and has determined that it will not require recognition of any impairment losses. The Company has also determined to remain within the accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly the implementation of Statement No. 123, Accounting for Stock-Based Compensation will result in additional disclosures without any impact on the statements of operations or financial condition.

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

          (a)  See the Exhibit Index at page 13 of this Form 10-Q.

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              HEALTH O METER PRODUCTS, INC.

                                              HEALTH O METER, INC.



Date:  February 11, 1997                       /s/ Steven M. Billick
                                               --------------------------------
                                               Steven M. Billick
                                               Senior Vice President, Treasurer
                                                and Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit Number            Description of Document
--------------            -----------------------

10.20                     Employment Agreement between the Company and
                          C. Wayne Morris dated October 7, 1996*

27                        Financial Data Schedule



*     Management contract or compensatory plan or arrangement.