Form 10-Q
period 1997-03-30
SIGNATURE BRANDS USA INC; SIGNATURE BRANDS INC
filed 1997-05-14
CIK 883327, 925252

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended              March 30, 1997
                     ----------------------------------------------------------


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                          to
                                 ----------------------   ----------------------

Commission File Number:              0-19912
                         ------------------------------------------------------

                           Signature Brands USA, Inc.
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

                          Health o meter Products, Inc.
--------------------------------------------------------------------------------
                                  (Former Name)

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

As of April 30, 1997, the issuer had 9,080,534 shares of common stock outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended              March 30, 1997
                     ----------------------------------------------------------


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                          to
                                 ----------------------   ----------------------

Commission File Number:              33-80000
                         ------------------------------------------------------

                             Signature Brands, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                      36-3330781
--------------------------------------------------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

  24700 Miles Road, Bedford Heights, Ohio               44146-1399
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (216) 464-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                             Health o meter, Inc.
--------------------------------------------------------------------------------
                                  (Former Name)

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

                                           Yes   X      No
                                               -----       -----

                  The Registrant is a wholly-owned subsidiary of Signature Brands USA, Inc. Accordingly, none of its equity securities are owned by non-affiliates.

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         March 30     September 29
                                           1997          1996
                                       ------------   -----------
                                        (Unaudited)

      ASSETS

Current assets
   Cash                                  $  2,017            736
   Trade accounts receivable, net          46,814         57,960
   Inventories                             40,479         43,626
   Deferred income taxes                    5,206          5,206
   Other current assets                       795          1,479
                                         --------       --------
        Total current assets               95,311        109,007

Property, plant and equipment, net         16,308         18,522

Other assets
   Excess of cost over fair value
     of net assets acquired, net          137,862        139,830
   Deferred financing costs, net            4,151          4,579
   Other                                    1,620          1,552
                                         --------       --------
        Total other assets                143,633        145,961
                                         --------       --------

        Total assets                     $255,252        273,490
                                         ========       ========

                                                                     (Continued)

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        March 30        September 29
                                                           1997             1996
                                                      -------------     ------------
                                                       (Unaudited)

    LIABILITIES AND
     STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt                     $   6,250            6,000
   Accounts payable                                         16,306           22,851
   Accrued liabilities                                      18,065           19,542
                                                         ---------        ---------
        Total current liabilities                           40,621           48,393

Long-term debt
   Revolving Credit Facility                                34,600           41,600
   Term Note                                                56,507           60,250
   Senior Subordinated Notes                                68,793           68,681
                                                         ---------        ---------
        Total long-term debt                               159,900          170,531

Product liability                                            3,432            3,516
Other                                                        2,068            2,043
                                                         ---------        ---------
        Total liabilities                                  206,021          224,483

Stockholders' equity
   Common stock, par value $.01 per share;
       authorized 20,000 shares; issued
       and outstanding 9,080 shares                             91               91
   Paid-in capital                                          51,772           51,772
   Warrants                                                  1,773            1,773
   Accumulated deficit                                      (4,405)          (4,629)
                                                         ---------        ---------

        Total stockholders' equity                          49,231           49,007
                                                         ---------        ---------
        Total liabilities and stockholders' equity       $ 255,252          273,490
                                                         =========        =========






See accompanying notes to consolidated financial statements.

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Thirteen weeks ended           Twenty-six weeks ended
                                                 --------------------------     ----------------------------
                                                  March 30        March 31       March 30         March 31
                                                    1997            1996            1997             1996
                                                 ----------      ----------     -----------      ----------

Net sales                                         $ 61,925          56,275         149,061         153,682
Operating costs and expenses
     Cost of goods sold                             42,312          38,538         103,389         105,401
     Selling, general and
         administrative expenses                    14,790          12,086          33,845          30,888
     Amortization of intangible assets                 984           1,000           1,968           2,000
                                                  --------        --------        --------        --------
         Total operating costs and expenses         58,086          51,624         139,202         138,289
                                                  --------        --------        --------        --------
         Operating income                            3,839           4,651           9,859          15,393

Interest expense                                     4,575           4,717           9,557           9,814
Other income                                           (59)            (96)           (248)           (166)
                                                  --------        --------        --------        --------
         Income (loss) before income taxes            (677)             30             550           5,745
Income tax (benefit) expense                          (410)             20             326           3,758
                                                  --------        --------        --------        --------
         Net income (loss)                        $   (267)             10             224           1,987
                                                  ========        ========        ========        ========


Net income (loss) per share                       $  (0.03)            -              0.02            0.22
                                                  ========        ========        ========        ========



Weighted average shares outstanding                  9,080           9,071           9,080           9,071




See accompanying notes to consolidated financial statements.

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                      Twenty-six weeks ended
                                                                   ----------------------------
                                                                     March 30        March 31
                                                                       1997             1996
                                                                   ------------      ----------
Cash flows from operating activities
    Net income                                                       $    224           1,987
    Adjustments to reconcile net income to
        net cash provided by operating activities
            Depreciation and amortization
                of plant and equipment                                  3,460           2,945
            Loss on asset write-offs and disposals                        -               103
            Amortization of intangible assets                           1,968           2,000
            Amortization of deferred financing costs                      428             429
            Accretion of debt discount                                    112             112
            Changes in
                 Accounts receivable                                   11,146           6,684
                 Inventories                                            3,147           5,538
                 Other assets                                             616           1,135
                 Accounts payable                                      (6,545)        (14,266)
                 Accrued liabilities                                   (1,477)          3,082
                 Noncurrent liabilities                                   (59)           (126)
                                                                     --------        --------
                     Net cash provided by operating activities         13,020           9,623
                                                                     --------        --------

Cash flows from investing activities
    Capital expenditures                                               (1,246)         (1,449)
                                                                     --------        --------
                     Net cash used in investing activities             (1,246)         (1,449)
                                                                     --------        --------

Cash flows from financing activities
    Proceeds from revolving credit facility                            36,100          44,500
    Repayments of revolving credit facility                           (43,100)        (49,900)
    Repayment of long-term debt                                        (3,493)         (2,500)
                                                                     --------        --------
                     Net cash used in financing activities            (10,493)         (7,900)
                                                                     --------        --------
Increase in cash                                                        1,281             274
Cash at beginning of the period                                           736             835
                                                                     --------        --------
Cash at end of the period                                            $  2,017           1,109
                                                                     ========        ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
    Interest                                                         $  8,953           9,360
    Income taxes                                                        1,450           1,177



See accompanying notes to consolidated financial statements.

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

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

(2)      Inventories
         -----------

         The components of inventories are as follows:

                                                       March 30    September 29
                                                         1997          1996
                                                      ----------   -------------
            Inventories at FIFO cost
               Raw materials and purchased parts       $13,629        13,446
               Finished goods                           26,261        29,591
                                                       -------       -------
                                                        39,890        43,037
            Excess of LIFO cost over FIFO                  589           589
                                                       -------       -------
               Inventories                             $40,479        43,626
                                                       =======       =======

         Work-in-process inventories are not significant and are included with raw materials. Inventories accounted for under the last-in, first-out
         (LIFO) method represent 59 percent and 62 percent of inventories at March 30, 1997 and September 29, 1996, respectively.

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

(3)       Condensed Consolidated Financial Information
          --------------------------------------------

          Condensed consolidated financial information for Signature Brands, Inc. at March 30, 1997 and September 29, 1996, and for the thirteen-week and twenty-six-week periods ended March 30, 1997 and March 31, 1996 is as follows

                                                       March 30       September 29
                                                         1997             1996
                                                     -----------      -----------

Current assets                                        $  95,311          109,007
Noncurrent assets                                       159,941          164,483
                                                      ---------        ---------

     Total assets                                     $ 255,252          273,490
                                                      =========        =========


Current liabilities                                   $  40,621           48,393
Noncurrent liabilities                                  165,400          176,090
Intercompany payables                                    47,658           47,658
                                                      ---------        ---------

     Total liabilities                                  253,679          272,141

Stockholder's equity
   Common stock - $.01 par value;
       1,000 shares authorized and outstanding               10               10
   Paid-in capital                                        2,811            2,811
   Accumulated deficit                                   (1,248)          (1,472)
                                                      ---------        ---------

     Total stockholder's equity                           1,573            1,349
                                                      ---------        ---------

     Total liabilities and stockholder's equity       $ 255,252          273,490
                                                      =========        =========



                        Thirteen-week period ended   Twenty-six-week period ended
                       ----------------------------  ----------------------------
                         March 30        March 31      March 30       March 31
                           1997            1996          1997           1996
                       ------------   -------------  ------------  -------------
Net sales               $ 61,925          56,275       $149,061        153,682
Gross profit            $ 19,613          17,737       $ 45,672         48,281
Net income (loss)       $   (267)             10       $    224          1,987

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

(4)      Subsequent Event
         ----------------

         On March 6, 1997, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to "Signature Brands USA, Inc." In view of the Company's name change, on April 30, 1997, Health o meter, Inc. the Company's operating subsidiary, was merged with and into a wholly-owned subsidiary of the Company, Signature Brands, Inc., an Ohio corporation, formed by the Company solely for the purpose of changing the name of Health o meter, Inc. to "Signature Brands, Inc."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW
----------------

                  Signature Brands USA, Inc. (the "Company") is a holding company which, through its wholly owned subsidiary, Signature Brands, Inc. ("Signature Brands"), designs, manufactures, markets, and distributes a comprehensive line of consumer and professional products. The Company's consumer products, marketed under the Mr. Coffee(R) and Health o meter(R) brand names include automatic drip coffeemakers, teamakers, filters, water filtration products, accessories, and other kitchen counter top appliances as well as bath, kitchen, and diet scales and therapeutic devices. Professional products include the Pelouze(R) and Health o meter(R) brands of office, food service and medical scales.

RESULTS OF OPERATIONS
---------------------

THIRTEEN-WEEKS ENDED MARCH 30, 1997 AND MARCH 31, 1996

                  Overview. Net sales in the second quarter of fiscal 1997 increased approximately 10.0 percent to $61.9 million, compared with $56.3 million for the same period in fiscal 1996. The Company's gross profit in the second quarter of fiscal 1997 was $19.6 million, or approximately 31.7 percent of net sales, compared with $17.7 million, or approximately 31.5 percent of net sales in the same period in fiscal 1996.

Net Sales and Gross Profit

                  Consumer Products Division. In the second quarter of 1997, the Consumer Products Division's net sales were $51.9 million compared with $47.6 million in 1996, an increase of 9.0 percent. The increase in net sales was primarily attributable to increased sales of coffeemakers, consumer scales and water filtration products somewhat offset by reduced sales of teamakers and espresso/cappuccino makers. The Consumer Products Division's gross profit in the second quarter of 1997 increased 8.7 percent to $15.5 million from $14.3 million in 1996. The gross profit margin was 29.9 percent of net sales in 1997, compared with 30.0 percent in 1996. The Consumer Products Division experienced improved margins for filters, therapeutic devices and water filtration products while margins declined for teamakers and certain other kitchen countertop appliances. Historically, gross margins on individual product lines have been greatest near the point of introduction, gradually decreasing as the product matures and becomes subject to pricing pressure. There continues to be intense pressure on retail prices and there can be no assurance as to the Company's ability to achieve price increases or maintain current price levels in the future. For these reasons, the Company continues its efforts to introduce new products and to reduce the cost of existing products as a means of protecting margins.

                  Professional Products Division. In the second quarter of 1997, the Professional Products Division's net sales increased 15.5 percent to $10.0 million compared with $8.7 million in 1996. The Company experienced increased sales in the second quarter of 1997 in its commercial, office and medical distribution channels when compared with the same period in 1996. The Professional Products Division's gross profit was $3.7 million, or 36.4 percent of net sales, in the second quarter of 1997, compared with $3.5 million, or 39.9 percent of net sales, in 1996. The margin reduction resulted from lower margins in the office and international distribution channels somewhat offset by improved margins in the medical channel.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the second quarter of fiscal 1997 totalled $14.8 million, or approximately 23.9 percent of net sales, compared with $12.1 million, or approximately 21.4 percent of net sales, for the first quarter of fiscal 1996. The increase in SG&A as a percentage of net sales is mainly attributable to a $1.2 million increase in national advertising expenditures primarily to support the marketing of teamakers and water filtration products.

                  Amortization of Intangible Assets. The amortization of intangible assets relates primarily to intangible assets associated with the acquisition by the Company of Mr. Coffee, inc. on August 17, 1994 ("the Acquisition").

                  Interest Expense. Net interest expense for the second quarter of fiscal 1997 was approximately $4.6 million, compared with $4.7 million for the same period in the prior year.

                  Income Taxes. The effective tax rate was a benefit of 60.6 percent for the second quarter of fiscal 1997, compared with an effective tax rate of 69.0 percent in 1996. Expenses not deductible for tax purposes, primarily the amortization of intangible assets associated with the Acquisition, resulted in an effective tax rate significantly higher than the statutory tax rate in both periods.

                  Net Income. Based on the foregoing, the Company experienced a net loss of $0.3 million in the second quarter of fiscal 1997 compared with minimal net income in fiscal 1996.

TWENTY-SIX WEEKS ENDED MARCH 30, 1997 AND MARCH 31, 1996

                  Overview. Net sales in the first six months of fiscal 1997 decreased approximately 3.0 percent to $149.1 million, compared with $153.7 million for the same period in fiscal 1996. The Company's gross profit in the first six months of fiscal 1997 was $45.7 million, or approximately 30.6 percent of net sales, compared with $48.3 million, or approximately 31.4 percent of net sales in the same period in fiscal 1996.

Net Sales and Gross Profit

                  Consumer Products Division. In the first six months of 1997, the Consumer Products Division's net sales were $129.0 million compared with $135.9 million in 1996, a decrease of 5.0 percent. The decrease in net sales was primarily attributable to reduced sales of teamakers and espresso/cappuccino makers somewhat offset by increased sales of coffeemakers, water filtration products and therapeutic devices. The Consumer Products Division's gross profit in the first six months of 1997 declined 7.7 percent to $38.5 million from $41.7 million in 1996. The gross profit margin was 29.8 percent of net sales in 1997, compared with 30.7 percent in 1996. Reduced margins for teamakers and accessories, somewhat offset by improved margins for water filtration products, espresso/cappuccino makers and therapeutic devices caused the decline in gross margin as a percent of net sales.

                  Professional Products Division. In the first six months of 1997, the Professional Products Division's net sales increased 12.4 percent to $20.0 million compared with $17.8 million in 1996. The Company experienced increased sales in the first six months of 1997 in its commercial, international, office and medical distribution channels compared with the same period in 1996. The Professional Products Division's gross profit was $6.8 million, or 33.8 percent of net sales, in the first six months of 1997, compared with $6.6 million, or 37.2 percent of net sales, in 1996. The decline in gross margin as a percent of sales was primarily attributable to office products.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the first six months of fiscal 1997 totalled $33.8 million, or approximately 22.7 percent of net sales, compared with $30.9 million, or approximately 20.1 percent of net sales, for the first six months of fiscal 1996. The increase in SG&A as a percentage of net sales is mainly attributable to a $3.0 million increase in national advertising expenditures relating primarily to teamaker and water filtration products.

                  Amortization of Intangible Assets. The amortization of intangible assets relates primarily to intangible assets associated with the Acquisition.

                  Interest Expense. During the first six months of fiscal 1997 net interest expense was approximately $9.6 million, compared with $9.8 million in the same period of fiscal 1996.

                  Income Taxes. In the first six months of fiscal 1997 and 1996 the effective tax rate was 59.3 percent and 65.4 percent, respectively. Expenses not deductible for tax purposes, primarily the amortization of intangible assets associated with the Acquisition, resulted in an effective tax rate significantly higher than the statutory tax rate in both periods.

                  Net Income. Based on the foregoing, the Company experienced net income of approximately $0.2 million and $2.0 million in the first six months of fiscal 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                  The Company's primary sources of liquidity are internally generated cash and borrowings under a Credit Agreement among Signature Brands and a group of Banks represented by Banque Nationale de Paris, New York Branch ("BNP") as agent and as issuer of letters of credit, ("the Bank Credit Agreement") entered into in connection with the Acquisition.

                  Cash flow activity for the first six months of fiscal 1997 and 1996 is presented in the Consolidated Statements of Cash Flows. During the first six months of fiscal 1997, the Company generated approximately $13.0 million in cash flow from operating activities. Net income plus non-cash charges generated approximately $6.2 million, while changes in working capital components generated approximately $6.8 million. The decrease in accounts receivable, which generated approximately $11.1 million, is attributable to the seasonally lower sales activity compared with the fourth quarter of the prior fiscal year and the first quarter of this fiscal year. The decrease in inventories generated $3.1 million. The decrease in accounts receivable and inventories were partially offset by reductions in accounts payable and accrued liabilities of $6.5 million and $1.5 million, respectively. The decrease in these liabilities is due to seasonal factors.

                  The Company's business is seasonal, with a large portion of its sales and earnings generated in the fourth calendar quarter of the year. During fiscal 1996, the Company generated approximately 34 percent of its annual net sales in this quarter.

                  The Company's aggregate capital expenditures during the first six months of fiscal 1997 were approximately $1.2 million. The Company anticipates making $6.8 million of capital expenditures for the remainder of fiscal 1997. These capital expenditures relate primarily to new product tooling, information systems and production equipment. Management plans to fund these capital expenditures with available cash, cash flow from operations and, if necessary, borrowings under the revolving credit facility provided under the Bank Credit Agreement.

                  Indebtedness incurred in connection with the Acquisition has significantly increased the Company's cash requirements and imposes various restrictions on its operations. The Acquisition and related transactions were financed with approximately $98 million in borrowings under the Bank Credit Agreement, approximately $70 million in proceeds from a unit offering of 13% senior subordinated notes due 2002, (the "Notes") and warrants to purchase shares of Common Stock at a price of $6.25 per share, and approximately $17.2 million in net proceeds received from the exercise of certain transferable rights to purchase 3,543,433 shares of Common Stock issued to the stockholders of the Company. The Notes are generally not redeemable at the option of the Company until August 15, 1999. Subject to certain conditions, at any time through August 17, 1997, up to 35 percent of the initial principal amount of the Notes originally issued may be redeemed with the net proceeds of one or more public offerings of equity securities of the Company or Signature Brands at a redemption price of 110% of the principal amount thereof, together with accrued and unpaid interest. For more detailed information, see the Company's Annual Report on Form 10-K for the year ended September 29, 1996.

                  The Bank Credit Agreement includes a $75.0 million term loan facility, which is subject to amortization on a quarterly basis in aggregate annual amounts of $6.0 million, $8.75 million, $17.5 million, $15.0 million and $19.0 million during fiscal 1997 through fiscal 2001, respectively, and a $60.0 million revolving credit facility. Signature Brands is required to make prepayments on the term loan and revolving credit facility with a percentage of Excess Cash Flow (as defined) and 100% of the proceeds from certain asset sales, issuances of debt and equity securities and extraordinary items outside the ordinary course of business. The required term loan repayment of $1.0 million for fiscal 1997 was paid in the second quarter. Signature Brands may also make optional prepayments, in full or in part, on the term loan.

                  The Bank Credit Agreement and the indenture governing the Notes contain various customary covenants which the Company was in compliance with at March 30, 1997. Borrowing availability under the revolving credit facility at March 30, 1997 was $9.9 million after considering outstanding letters of credit of $0.6 million, actual borrowings of $34.6 million, and sufficiency of collateral. Signature Brands' obligations under the Bank Credit Agreement are secured by substantially all of Signature Brands' assets and a pledge of all of its issued and outstanding common stock. Signature Brands' obligations under the Bank Credit Agreement and the Notes are guaranteed by the Company.

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

                  During 1997, the Financial Accounting Standards Board issued two pronouncements which are effective for financial statements for years beginning after December 15, 1997. Statement No. 128, Earnings per Share changes the way that earnings per share information is computed and presented and, will be adopted, as required, in the Company's fiscal year beginning in October 1998. This new standard will not materially impact the Company's financial statement disclosures. Statement No. 129, Disclosure of Information about Capital Structure will not materially impact the Company's financial statement disclosures.

                           PART II. OTHER INFORMATION

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

         The Annual Meeting of Stockholders of the Company was held on March 6, 1997. The following matters were voted on at the meeting.

                  1. Election of S. Donald McCullough, Thomas R. Shepherd and Frank E. Vaughn as Directors of the Company. The nominees were elected as Directors with the following votes:

                  S. Donald McCullough
                  --------------------

                           For                        7,895,653
                           Withheld                     246,414
                           Broker non-votes                 -0-

                  Thomas R. Shepherd
                  ------------------

                           For                        7,895,653
                           Withheld                     246,414
                           Broker non-votes                 -0-

                  Frank E. Vaughn
                  ---------------

                           For                        7,895,653
                           Withheld                     246,414
                           Broker non-votes                 -0-

                  2. Approval and adoption of an Amendment to the Company's Amended and Restated Certificate of Incorporation to change the Company's name to "Signature Brands USA, Inc."

                           For                        7,561,552
                           Against                      350,015
                           Abstain                      230,500
                           Broker non-votes                 -0-

                  3. Approval and adoption of the Health o meter Products, Inc. 1997 Stock Option and Incentive Plan:

                           For                        7,574,174
                           Against                      236,551
                           Abstain                      271,676
                           Broker non-votes              59,666

                  4. Ratification of the Board of Directors' Appointment of KPMG Peat Marwick LLP to serve as Auditors of the
                           Company:

                           For                        7,886,396
                           Against                       22,753
                           Abstain                      232,918
                           Broker non-votes                 -0-






         For information on how the votes for the above matters have been tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Stockholders on March 6, 1997.

ITEM 6.  -  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

             (a) See the Exhibit Index at page 18 of this Form 10-Q.

             (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SIGNATURE BRANDS USA, INC.
                                          SIGNATURE BRANDS, INC.



Date:  May 14, 1997                        /s/ Steven M. Billick
                                          ----------------------
                                          Steven M. Billick
                                          Senior Vice President, Treasurer
                                            and Chief Financial Officer

                                  Exhibit Index
                                  -------------

Exhibit Number    Description of Document
--------------    -----------------------

3.1 Amended and Restated Certificate of Incorporation of Signature Brands USA, Inc., as amended.

10.21             Health o meter Products, Inc. 1997 Stock Option and Incentive
                  Plan*

27                Financial Data Schedule


*    Management contract or compensatory plan or arrangement.