Form 10-Q
period 1997-06-29
SIGNATURE BRANDS USA INC; SIGNATURE BRANDS INC
filed 1997-08-14
CIK 883327, 925252

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended                      June 29, 1997
                     -----------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _______________________ to ____________________

Commission File Number:                             0-19912
                       ---------------------------------------------------------

                           Signature Brands USA, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     36-3635286
--------------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  7005 Cochran Road, Glenwillow, Ohio                    44139-4312
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

              (216) 542-4000; after August 16, 1997  (440) 542-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

               24700 Miles Road, Bedford Heights, Ohio 44146-1399
--------------------------------------------------------------------------------
                                (Former Address)

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

As of July 31, 1997, the issuer had 9,080,534 shares of common stock outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended                      June 29, 1997
                     -----------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _______________________ to ____________________

Commission File Number:                           33-80000
                       ---------------------------------------------------------

                             Signature Brands, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Ohio                                        36-3330781
--------------------------------------------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

   7005 Cochran Road, Glenwillow, Ohio                  44139-4312
--------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

              (216) 542-4000; after August 16, 1997 (440) 542-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

               24700 Miles Road, Bedford Heights, Ohio 44146-1399
--------------------------------------------------------------------------------
                                (Former Address)

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

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 June 29                        September 29
                                                                   1997                             1996
                                                          -----------------------          -----------------------
                                                               (Unaudited)

ASSETS

Current assets
   Cash                                                $                   1,270                              736
   Trade accounts receivable, net                                         45,843                           57,960
   Inventories                                                            38,262                           43,626
   Deferred income taxes                                                   5,206                            5,206
   Other current assets                                                      992                            1,479
                                                          -----------------------          -----------------------
        Total current assets                                              91,573                          109,007

Property, plant and equipment, net                                        17,101                           18,522

Other assets
   Excess of cost over fair value
      of net assets acquired, net                                        136,878                          139,830
   Deferred financing costs, net                                           3,937                            4,579
   Other                                                                   1,496                            1,552
                                                          -----------------------          -----------------------
        Total other assets                                               142,311                          145,961
                                                          -----------------------          -----------------------

        Total assets                                   $                 250,985                          273,490
                                                          =======================          =======================


                                                                     (Continued)

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        June 29         September 29
                                                          1997             1996
                                                      --------------    -----------
                                                       (Unaudited)

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt                    $   7,500           6,000
   Accounts payable                                        18,231          22,851
   Accrued liabilities                                     19,805          19,542
                                                        ---------       ---------
        Total current liabilities                          45,536          48,393

Long-term debt
   Revolving credit facility                               26,300          41,600
   Term note                                               54,008          60,250
   Senior subordinated notes                               68,848          68,681
                                                        ---------       ---------
        Total long-term debt                              149,156         170,531

Product liability                                           3,270           3,516
Other                                                       3,717           2,043
                                                        ---------       ---------
        Total liabilities                                 201,679         224,483

Stockholders' equity
   Common stock, par value $.01 per share;
      authorized 20,000 shares; issued and
      outstanding 9,080 shares                                 91              91
   Paid-in capital                                         51,772          51,772
   Warrants                                                 1,773           1,773

   Accumulated deficit                                     (4,330)         (4,629)
                                                        ---------       ---------

        Total stockholders' equity                         49,306          49,007
                                                        ---------       ---------
        Total liabilities and stockholders' equity      $ 250,985         273,490
                                                        =========       =========




See accompanying notes to consolidated financial statements.

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               Thirteen weeks ended         Thirty-nine weeks ended
                                              -----------------------       ------------------------
                                              June 29        June 30        June 29        June 30
                                                1997           1996           1997           1996
                                              --------       --------       --------       --------

Net sales                                     $ 64,194         59,339        213,255        213,021
Operating costs and expenses
   Cost of goods sold                           44,176         40,328        147,565        145,729
   Selling, general and
      administrative expenses                   14,453         14,041         48,298         44,929
   Amortization of intangible assets               984          1,000          2,952          3,000
                                              --------       --------       --------       --------
      Total operating costs and expenses        59,613         55,369        198,815        193,658
                                              --------       --------       --------       --------
       Operating income                          4,581          3,970         14,440         19,363

Interest expense                                 4,484          4,637         14,041         14,451
Other income                                      (101)           (94)          (349)          (260)
                                              --------       --------       --------       --------
      Income (loss) before income taxes            198           (573)           748          5,172
Income tax (benefit) expense                       123           (355)           449          3,403
                                              --------       --------       --------       --------
      Net income (loss)                       $     75           (218)           299          1,769
                                              ========       ========       ========       ========


Net income (loss) per share                   $   0.01          (0.02)          0.03           0.20
                                              ========       ========       ========       ========


Weighted average shares outstanding              9,080          9,071          9,080          9,071




See accompanying notes to consolidated financial statements.

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                Thirty-nine weeks ended
                                                                -----------------------
                                                                June 29        June 30
                                                                  1997           1996
                                                                --------       --------
Cash flows from operating activities
   Net income                                                   $    299          1,769
   Adjustments to reconcile net income to
      net cash provided by operating activities
         Depreciation and amortization
            of plant and equipment                                 5,189          4,418
         Loss on asset write-offs and disposals                        -            106
         Amortization of intangible assets                         2,952          3,000
         Amortization of deferred financing costs                    642            643
         Accretion of debt discount                                  168            168
         Changes in
            Accounts receivable                                   12,117          8,530
            Inventories                                            5,364          7,132
            Other assets                                             543          1,050
            Accounts payable                                      (4,620)       (11,564)
            Accrued liabilities                                      263          2,105
            Noncurrent liabilities                                 1,428           (583)
                                                                --------       --------
                 Net cash provided by operating activities        24,345         16,774
                                                                --------       --------

Cash flows from investing activities
   Capital expenditures                                           (3,768)        (2,910)
                                                                --------       --------
                 Net cash used in investing activities            (3,768)        (2,910)
                                                                --------       --------

Cash flows from financing activities
   Proceeds from revolving credit facility                        46,700         52,800
   Repayments of revolving credit facility                       (62,000)       (62,600)
   Repayment of long-term debt                                    (4,743)        (3,750)
                                                                --------       --------
                 Net cash used in financing activities           (20,043)       (13,550)
                                                                --------       --------
Increase in cash                                                     534            314
Cash at beginning of the period                                      736            835
                                                                --------       --------
Cash at end of the period                                       $  1,270          1,149
                                                                ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
   Interest                                                     $ 11,024         11,453
   Income taxes                                                    1,890          3,454


See accompanying notes to consolidated financial statements.

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

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

(2)      Inventories
         -----------

         The components of inventories are as follows:

                                          June 29     September 29
                                           1997          1996
                                        -----------  -----------

Inventories at FIFO cost
   Raw materials and purchased parts      $12,940       13,446
   Finished goods                          24,733       29,591
                                          -------      -------
                                           37,673       43,037
Excess of LIFO cost over FIFO                 589          589
                                          -------      -------
   Inventories                            $38,262       43,626
                                          =======      =======

         Work-in-process inventories are not significant and are included with raw materials. Inventories accounted for under the last-in, first-out
         (LIFO) method represent 61 percent and 62 percent of inventories at June 29, 1997 and September 29, 1996, respectively.

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

(3)      Condensed Consolidated Financial Information
         --------------------------------------------

         Condensed consolidated financial information for Signature Brands, Inc. at June 29, 1997 and September 29, 1996, and for the thirteen-week and thirty-nine-week periods ended June 29, 1997 and June 30, 1996 is as follows:

                                                                               June 29       September 29
                                                                                 1997           1996
                                                                             ------------    -----------

Current assets                                                                $  91,573         109,007
Noncurrent assets                                                               159,412         164,483
                                                                              ---------       ---------

            Total assets                                                      $ 250,985         273,490
                                                                              =========       =========


Current liabilities                                                           $  45,536          48,393
Noncurrent liabilities                                                          156,143         176,090
Intercompany payables                                                            47,658          47,658
                                                                              ---------       ---------

            Total liabilities                                                   249,337         272,141

Stockholder's equity
   Common stock - $1.00 stated value; authorized 850 shares; issued and outstanding 100 shares in 1997 and $.01 par value; authorized and
       outstanding 1,000,000 shares in 1996                                           -              10
   Paid-in capital                                                                2,811           2,821
   Accumulated deficit                                                           (1,472)         (1,173)
                                                                              ---------       ---------

            Total stockholder's equity                                            1,349           1,648
                                                                              ---------       ---------

            Total  liabilities and stockholder's equity                       $ 250,985         273,490
                                                                              =========       =========


                                        Thirteen-week period ended                   Thirty-nine-week period ended
                                        --------------------------------          -----------------------------------
                                          June 29            June 30                  June 29             June 30
                                            1997               1996                    1997                1996
                                        -------------      -------------           --------------      --------------
Net sales                            $        64,194          59,339                     213,255             213,021
Gross profit                                  20,018          19,011                      65,690              67,292
Net income (loss)                                 75            (218)                        299               1,769

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

(4)      Name Change
         -----------

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

RESULTS OF OPERATIONS
---------------------

THIRTEEN WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996

                  Overview. Net sales in the third quarter of fiscal 1997 increased approximately 8.2 percent to $64.2 million, compared with $59.3 million for the same period in fiscal 1996. The Company's gross profit in the third quarter of fiscal 1997 was $20.0 million, or approximately 31.2 percent of net sales, compared with $19.0 million, or approximately 32.0 percent of net sales in the same period in fiscal 1996.

Net Sales and Gross Profit
                  Consumer Products Division. In the third quarter of 1997, the Consumer Products Division's net sales were $54.3 million compared with $50.3 million in 1996, an increase of 7.9 percent. The increase in net sales was primarily attributable to increased sales of coffeemakers, consumer scales and water filtration products somewhat offset by reduced filter and hot teamaker sales.

                  The Consumer Products Division's gross profit in the third quarter of 1997 increased 5.1 percent to $16.8 million from $16.0 million in 1996. The gross profit margin was 30.9 percent of net sales in 1997, compared with 31.8 percent in 1996. The Consumer Products Division experienced reduced margins because the mix of teamaker sales shifted toward lower margin promotional products.

                  Historically, gross profit margins on individual product lines have been greatest near the point of introduction, gradually decreasing as the product matures and becomes subject to pricing pressure. There continues to be intense pressure on retail prices and there can be no assurance as to the Company's ability to achieve price increases or maintain current price levels in the future. For these reasons, the Company continues its efforts to introduce new products and to reduce the cost of existing products as a means of protecting margins.

                  Professional Products Division. In the third quarter of 1997, the Professional Products Division's net sales increased 9.9 percent to $9.9 million compared with $9.0 million in 1996. The Company experienced increased sales across all of its distribution channels. The Professional Products Division's gross profit was $3.4 million, or 34.8 percent of net sales, in the third quarter of 1997, compared with $3.0 million, or 33.6 percent of net sales, in 1996. The margin improvement resulted from increased margins due to lower defective product rates primarily for office products, offset in part by reduced margins for commercial products.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the third quarter of fiscal 1997 totaled $14.5 million, or approximately 22.5 percent of net sales, compared with $14.0 million, or approximately 23.7 percent of net sales, for the third quarter of fiscal 1996. SG&A as a percent of net sales declined in the current period because fixed general and administrative costs are being measured against a larger net sales amount.

                  Amortization of Intangible Assets. The amortization of intangible assets relates primarily to intangible assets associated with the acquisition by the Company of Mr. Coffee, inc. on August 17, 1994 ("the Acquisition").

                  Interest Expense. Net interest expense for the third quarter of fiscal 1997 was approximately $4.5 million, compared with $4.6 million for the same period in the prior year. The decrease in interest expense is attributable to lower overall borrowings offset in part by higher interest rates.

                  Income Taxes. The effective tax rate was 62.1 percent for the third quarter of fiscal 1997, compared with an effective tax rate benefit of
62.0 percent in 1996. Expenses not deductible for tax purposes, primarily the amortization of intangible assets associated with the Acquisition, resulted in an effective tax rate significantly higher than the statutory tax rate in both periods.

                  Net Income. Based on the foregoing, the Company experienced net income of $0.1 million in the third quarter of fiscal 1997 compared with a net loss of $0.2 million in 1996.

THIRTY-NINE WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996

                  Overview. Net sales in the first nine months of fiscal 1997 increased approximately 0.1 percent to $213.3 million, compared with $213.0 million for the same period in fiscal 1996. The Company's gross profit in the first nine months of fiscal 1997 was 65.7 million, or approximately 30.8 percent of net sales, compared with $67.3 million, or approximately 31.6 percent of net sales in the same period in fiscal 1996.

Net Sales and Gross Profit
                  Consumer Products Division. In the first nine months of 1997, the Consumer Products Division's net sales were $183.3 million compared with $186.2 million in 1996, a decrease of 1.5 percent. The decrease in net sales was primarily attributable to reduced teamaker and filter sales somewhat offset by increased sales of coffeemakers, therapeutic devices and consumer scales. The Consumer Products Division's gross profit in the first nine months of 1997 decreased 4.2 percent to $55.3 million from $57.7 million in 1996. The gross profit margin was 30.1 percent of net sales in 1997, compared with 31.0 percent in 1996. The decrease in gross profit as a percent of sales was primarily the result of a reduction in high margin teamaker sales.

                  Professional Products Division. In the first nine months of 1997, the Professional Products Division's net sales increased 11.6 percent to $29.9 million compared with $26.8 million in 1996. The Company experienced increased sales in the first nine months of 1997 across all distribution channels. The Professional Products Division's gross profit was $10.2 million, or 34.1 percent of net sales, in the first nine months of 1997, compared with $9.6 million, or 36.0 percent of net sales, in 1996. The decrease in gross margin as a percent of sales was primarily attributable to reduced margins in the international and commercial distribution channels.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the first nine months of fiscal 1997 totalled $48.3 million, or approximately 22.6 percent of net sales, compared with $44.9 million, or approximately 21.1 percent of net sales, for the first nine months of fiscal 1996. The increase in SG&A as a percentage of net sales is mainly attributable to increased national advertising expenditures primarily to support the marketing of teamaker and water filtration products.

                  Amortization of Intangible Assets. The amortization of intangible assets relates primarily to intangible assets associated with the Acquisition.

                  Interest Expense. During the first nine months of fiscal 1997 net interest expense was approximately $14.0 million, compared with $14.5 million in the same period of fiscal 1996. The decrease in interest expense is attributable to lower overall borrowings offset in part by higher interest rates.

                  Income Taxes. In the first nine months of fiscal 1997 and 1996 the effective tax rate was 60.0 percent and 65.8 percent, respectively. Expenses not deductible for tax purposes, primarily the amortization of intangible assets associated with the Acquisition, resulted in an effective tax rate significantly higher than the statutory tax rate in both periods.

                  Net Income. Based on the foregoing, the Company experienced net income of approximately $0.3 million and $1.8 million in the first nine months of fiscal 1997 and 1996, respectively.

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

                  Cash flow activity for the first nine months of fiscal 1997 and 1996 is presented in the Consolidated Statements of Cash Flows. During the first nine months of fiscal 1997, the Company generated approximately $24.3 million in cash flow from operating activities. Net income plus non-cash charges provided approximately $9.3 million. Changes in working capital components generated approximately $15.0 million in fiscal 1997, compared with $6.7 million during the first nine months of fiscal 1996 as a result of improved working capital management. The decrease in accounts receivable and inventories, which generated approximately $17.5 million, was offset partially by a reduction in accounts payable, which required $4.6 million, and is attributable to seasonal factors.

                  The Company's business is seasonal, with a large portion of its sales and earnings generated in the first fiscal quarter of the year. During fiscal 1996, the Company generated approximately 34 percent of its annual net sales in this quarter.

                  The Company's aggregate capital expenditures during the first nine months of fiscal 1997 were approximately $3.8 million. The Company anticipates making $2.4 million of capital expenditures for the remainder of fiscal 1997. These capital expenditures relate primarily to new product tooling, information systems and production equipment. Management plans to fund these capital expenditures with available cash, cash flow from operations and, if necessary, borrowings under the revolving credit facility provided under the Bank Credit Agreement.

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

                  The Bank Credit Agreement and the indenture governing the Notes contain various customary covenants which the Company was in compliance with at June 29, 1997. Borrowing availability under the revolving credit facility at June 29, 1997 was $15.8 million after considering outstanding letters of credit of $1.0 million, actual borrowings of

$26.3 million, and sufficiency of collateral. Signature Brands' obligations under the Bank Credit Agreement are secured by substantially all of Signature Brands' assets and a pledge of all of its issued and outstanding common stock. Signature Brands' obligations under the Bank Credit Agreement and the Notes are guaranteed by the Company.

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

NEW ACCOUNTING PRONOUNCEMENTS

                  During 1995, the Financial Accounting Standards Board ("FASB") issued two pronouncements which are effective for financial statements for years beginning after December 15, 1995. The Company has considered the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and has determined that it will not require recognition of any impairment losses. The Company has also determined to remain within the accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly the implementation of SFAS No. 123, Accounting for Stock-Based Compensation will result in additional disclosures without any impact on the statements of operations or financial condition.

                  During 1997, the FASB issued SFAS No. 128 Earnings per Share, which changes the computation and presentation of earnings per share information. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and, accordingly, will be adopted by the Company in the first quarter of the fiscal year beginning October 1998. Adoption of this statement will not materially impact the current computation and presentation of earnings per share.

                  During 1997, the FASB also issued SFAS No. 129, Disclosure of Information about Capital Structure, with an effective date for periods ending after December 15, 1997; SFAS No. 130 Reporting Comprehensive Income, and SFAS No. 131, Disclosures about

Segments of an Enterprise and Related Information: SFAS No. 130 and 131 are effective for periods beginning after December 15, 1997. The disclosure requirements of these standards will, accordingly, be included in the financial statements of the Company for the appropriate periods relating to fiscal 1998.

ITEM 6.  -  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

                  (a)   See the Exhibit Index at page 15 of this Form 10-Q.

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

                                            SIGNATURE BRANDS USA, INC.
                                            SIGNATURE BRANDS, INC.

Date: August 13, 1997                        /s/ Steven M. Billick
                                            ----------------------------------
                                            Steven M. Billick
                                            Senior Vice President, Treasurer
                                              and Chief Financial Officer

                                  Exhibit Index
                                  -------------

Exhibit Number  Description of Document
--------------  -----------------------

3.2              Articles of Incorporation of Signature Brands, Inc.
3.4              Code of Regulations of Signature Brands, Inc.
4.4              First Supplemental Indenture Dated as of April 30, 1997 Between
                 Signature Brands, Inc. and Firstar Bank of Minnesota as Trustee
27               Financial Data Schedule