Form 10-K
period 1997-09-28
SIGNATURE BRANDS USA INC; SIGNATURE BRANDS INC
filed 1997-12-24
CIK 883327, 925252

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 September 28, 1997
                          -----------------------------------------------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      Not Applicable   to      Not Applicable
                               ---------------------   ------------------------
Commission file number       0-19912
                      ---------------------------------------------------------

                        SIGNATURE BRANDS USA, INC.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                     36-3635286
---------------------------------        --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

7005 Cochran Road,  Glenwillow, Ohio                         44139-4312
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (440) 542-4000
                                                  ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 1, 1997 was approximately $17,516,958, computed on the basis of the last reported sale price per share ($4.375) of such stock on the Nasdaq National Market. For purposes of this information, shares of Common Stock which were owned beneficially by executive officers, Directors and persons who may be deemed to own 10% or more of the outstanding Common Stock were deemed to be held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of December 1, 1997 was 9,081,784.

                      Documents Incorporated by Reference:

Form 10-K Reference                                Documents
--------------------                               ----------
Part III (Items 10, 11, 12 and 13)       Portions of the Registrant's
                                         Definitive Proxy Statement to be
                                         used in connection with its Annual
                                         Meeting of Stockholders to be held
                                         on March 5, 1998.

Except as otherwise stated, the information contained in this Form 10-K is as of September 28, 1997

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    September 28, 1997
                          ----------------------------------------------------

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
                      ---------------------------------------------------------

                             SIGNATURE BRANDS, INC.
-------------------------------------------------------------------------------
             Exact name of Registrant as specified in its charter)

            Ohio                                           36-3330781
-------------------------------------        ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

7005 Cochran Road, Glenwillow, Ohio                           44139-4312
-------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (440) 542-4000
                                                   ---------------------------

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

The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted thereunder.

Except as otherwise stated, the information contained in this Form 10-K is as of September 28, 1997.

                                     PART I


ITEM 1.  BUSINESS

GENERAL
-------

                  Signature Brands USA, Inc. (the "Company"), is a holding company, which through its wholly-owned subsidiary, Signature Brands, Inc. ("Signature Brands"), designs, manufactures, markets and distributes a comprehensive line of consumer and professional products. The Company's consumer products, marketed under the Mr. Coffee(R) and Health o meter(R) brand names include automatic drip coffeemakers, iced and hot teamakers, coffee filters, water filtration products, accessories and other kitchen countertop appliances, as well as bath, kitchen and gourmet scales and therapeutic devices. Professional products include the Pelouze(R) and Health o meter(R) brands of office, foodservice and medical scales. The Company attributes its leading market position to its strong brand name recognition, distribution in major domestic high volume retail outlets, marketing and sales promotion efforts, electronic data interchange (EDI) capabilities, merchandise flow systems and established relationships with its retail customers. The Company, founded in 1919, is one of the oldest and largest domestic manufacturers of scales for home and medical use, based upon both dollar volume and unit sales.

                  The Company offers consumer products through a combination of direct sales and independent manufacturers' representatives to distributors and major retail outlets, including mass merchants, national hardware chains, drugstore chains, catalogue showrooms, warehouse clubs, retail grocery chains, specialty stores, department stores and various mail order companies. Consumer products are promoted primarily through network and cable television advertising, consumer magazines, network radio, cooperative advertising with retailers and consumer promotions.

                  The Company offers a variety of scales for hospitals, physicians, nursing homes, clinics, home healthcare and foodservice as well as a line of small business and home office scales. Professional products are promoted through a combination of trade shows, trade advertising, catalogues, in-store merchandising, customized displays and new product brochures. Professional products are marketed through a combination of direct sales and independent manufacturers' representatives to distributors, dealers, office mega-stores, mail order companies and major buying groups.

                  In November 1992, the Company purchased certain operating assets of Pelouze Scale Co. ("Pelouze") for cash plus the assumption of certain operating liabilities. Pelouze developed, manufactured and sold digital and mechanical postal scales, food service scales and other related products. In May 1994, the Company purchased certain operating assets of McShirley Products, Inc., a manufacturer and distributor of therapeutic devices, for $400,000 in cash.

                  In August 1994, the Company acquired all of the outstanding shares of common stock of Mr. Coffee, inc. (the "Acquisition"). Mr. Coffee, inc. ("Mr. Coffee") has been the leading producer of automatic drip coffeemakers in the United States since 1975. In addition, Mr. Coffee offered an extensive line of teamakers, coffee filters, replacement decanters, accessories and other kitchen countertop appliances. The aggregate purchase price in connection with the Acquisition was approximately $133.5 million. The Acquisition was financed through a combination of senior and subordinated indebtedness and a common stock rights offering to existing shareholders. See Notes 8 and 9 to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. The Company's results of operations for fiscal 1994 reflect the inclusion of Mr. Coffee's operating results for the period subsequent to August 17, 1994.

                  In September 1994, the Board of Directors of the Company determined to change its fiscal year from one ending on December 31 in each year to a 52-53 week fiscal year ending on the Sunday closest to the last day of the month of September in each year.

                  On March 6, 1997, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to "Signature Brands USA, Inc." In view of the Company's name change, on April 30, 1997, Health o meter, Inc., the Company's operating subsidiary, was merged with and into a wholly-owned subsidiary of the Company, Signature Brands, Inc., an Ohio corporation, formed by the Company solely for the purpose of changing the name of Health o meter, Inc. to "Signature Brands, Inc."

CONSUMER PRODUCTS DIVISION
--------------------------

         COFFEEMAKERS
         ------------

                  The Company produces and markets an extensive line of Mr. Coffee(R) brand automatic drip coffeemakers and espresso/cappuccino makers which are sold at retail prices ranging from approximately $14 to $129. Sales of automatic drip coffeemakers accounted for approximately 43 percent of the Company's net sales in 1997, compared with approximately 40 percent in 1996 and 43 percent in 1995. The Company offers several lines of coffeemakers. Each line offers a combination of features on several models of either 4-cup, 8-cup, 10-cup or 12-cup capacity designed to help retailers differentiate their product offerings from other retailers. Some of the most popular features are "Pause 'n Serve", which permits the decanter to be removed during the brewing cycle allowing a cup of coffee to be poured prior to the end of the brewing process, digital timer, swing-out brew basket and automatic shut-off. In 1997, the Company introduced the Mr. Coffee(R) Commuter(TM) coffeemaker, which brews coffee directly into an insulated travel mug.

                  The Company also produces and markets specialty coffeemakers at the higher end of the retail price range, including an under-the-cabinet coffeemaker and a variety of steam Espresso/Cappuccino makers. During fiscal 1997, the Company introduced two new specialty coffeemakers, the Mr. Coffee(R) Thermal Gourmet(TM) coffeemaker, which brews coffee directly into a thermal carafe; and the Mr. Coffee(R) Speedbrew(TM) coffeemaker, featuring a restaurant-style displacement brewing system. In addition, during 1997, the Company introduced a special holiday gift pack which combines an espresso/cappuccino maker with several popular accessories.

                  The Company has an upscale line of coffeemakers and accessories marketed under the brand name Details(R) by Mr. Coffee(R). This line of premium priced products is designed to increase distribution through department and specialty stores and increase market share by offering further product differentiation. During 1996, the Company introduced an Elite version of the Accel(R) coffeemaker with several unique features including: audio indicators for brewing, automatic shut-off and cleaning cycles, variable warming plate temperature and 10 karat gold accents on both the decanter and coffeemaker.

         ICED TEAMAKERS
         --------------

                  The Iced Tea Pot(TM), introduced in 1989, brews two quarts of iced tea or iced coffee in less than 10 minutes. Since 1989, the Company has expanded this category by introducing a full line of 2-quart, 2 1/2-quart and 3-quart iced teamaker models. During 1996, the Company introduced the TM5, iced teamaker model, which makes 2 1/2 quarts of iced tea using a unique pour through design which saves counter space. During 1997, the Company introduced its first iced teamaker holiday gift pack featuring brand name tea bags and iced tea serving accessories. Sales of iced teamakers accounted for approximately 8 percent of the Company's net sales in 1997, compared with approximately 9 percent in 1996 and 10 percent in 1995.

         HOT TEAMAKERS
         -------------

                  In September 1995, the Company introduced Mrs. Tea(TM) by Mr. Coffee(R) automatic hot teamaker, which makes 30 ounces of fresh brewed hot tea in about eight minutes and features a ceramic tea pot and a steeping lever to regulate steeping time. During 1996, Mrs. Tea for Two(TM) by Mr. Coffee(R) automatic hot teamaker was introduced, featuring a 15 ounce ceramic tea pot. In addition, a hot teamaker model with a digital timer was introduced in 1996. The Company's hot teamaker models are frequently purchased as gifts, consequently, the Company introduced in 1997 a hot teamaker gift pack which features a hot teamaker with brand name tea bags and tea accessories.

         COFFEE FILTERS
         --------------

                  Mr. Coffee(R) is the leading brand of basket-type coffee filters in the United States. The Company produces and sells a wide variety of paper coffee filters, including basket, cone, disc and wrap-around filters for the household market.

         REPLACEMENT DECANTERS AND ACCESSORIES
         -------------------------------------

                  The Company assembles and markets a variety of replacement decanters which are designed to fit competing brands of coffeemakers as well as Mr. Coffee(R) products. The Company also markets replacement pitchers for all iced teamaker models, as well as replacement ceramic teapots for the Mrs. Tea(TM) automatic hot teamaker. Accessory products marketed by the Company include: mug warmers which are activated by the placement of the mug on the unit's warming surface; coffee mills and grinders; permanent gold-toned filters which fit most 4 cup and 10-12 cup basket and cone filter coffeemakers; and a thermal carafe.

         CONSUMER SCALES
         ---------------

                  The Company manufactures a comprehensive line of Health o meter(R) brand analog (mechanical) and digital (electronic) floor scales, waist-high and eye-level scales. Analog scales are available with either rotating dial or speedometer readouts, while digital scales utilize LED and LCD displays. In 1998 the Company plans to introduce digital scales which feature a luminescent back lit display.

                  In general, scale accuracy is a function of the weighing mechanisms employed. Signature Brands offers analog, digital strain gauge and various types of professional quality mechanisms, which are marketed as "good", "better", "best" or "professional" quality alternatives at the point of sale. Other product features which differentiate the Company's scales include color, texture, size and dial features. The Company's consumer scales are sold at retail prices ranging from $10 to $199.

                  In 1989, the Company introduced its Big Foot(R) professional quality floor scale product line for home use. The Big Foot(R) product line, currently consisting of various analog or digital models, has become the most successful new scale line introduced in the Company's history and continues to be a major source of revenue. The Company is currently producing the second generation Big Foot(R) scale which retains the same high quality mechanism and offers design improvements over the original models. The Big Foot(R) scales are sold at retail prices ranging from $40 to $99.

                  During 1996, the Company introduced three new lithium battery powered electronic scale models featuring either 3 or 4 digit displays. The Company's permanent lithium battery powered digital scales represent an important and rapidly growing scale line. Also introduced in 1996 was the Health
o meter(R) Precious Metals(TM) specialty scale line, which features a polished brass or chrome platform with fashion accent mats. The Health o meter(R) Precious Metals(TM) scale line was further expanded with the addition of analog and digital chrome models in 1997

                  Sales of consumer scales accounted for approximately 19 percent of the Company's net sales in 1997, compared with approximately 17 percent in 1996 and 16 percent in 1995.

         NEW CONSUMER PRODUCTS
         ---------------------

                  The development and introduction of new products are key to the continued success of the Company. The Company continually introduces new products in its core coffeemaker and scale business. The Company believes that the strong Mr. Coffee(R) and Health o meter(R) brand name recognition, coupled with the Company's distribution, marketing and sales promotion efforts, and established relationships with its retail customers, assist the Company in introducing new products. During fiscal 1998, the Company plans to introduce new

Mr. Coffee(R) products as well as an array of products which represent modifications and/or enhancements of existing Mr. Coffee(R) products. Planned new products for 1998 include a new line of upscale coffeemakers featuring models with and without digital timers. The Company plans to enhance an existing line of coffeemakers by adding models with a programmable digital timer and automatic shut-off. To further differentiate its product offerings to various distribution channels, the Company plans to add to its product offerings by redesigning the appearance of its most popular line of coffeemakers.

                  During 1997, the Company acquired the exclusive rights to the Counselor(R) and Borg(R) scale brands. During 1998, the Company will introduce for department and specialty stores a new line of Borg(R) scales that are distinctly European in design with simple clean lines that give the scales an air of sophistication. Counselor(R) scales to be introduced in 1998 will represent opening price point scales for the mass market.

                  All consumer products and production tools are designed by or under the direction of the Company's engineers, product managers, draftsmen and laboratory technicians. The Company also tests its prototypes, designs its own packaging and conducts market research. The Company employs independent engineers and designers on an as needed basis.

                  The Company devotes considerable attention to the design and appearance of its consumer products, as well as their packaging, in order to enhance their appeal to consumers and to promote differentiation of its products from other brands on retailers' shelves. The Company conducts research and development on an ongoing basis in recognition of the importance of new product development and the need to provide innovative products and features to its customers. A combination of market research and feedback from key retailers is used to identify market trends and changing consumer preferences. This information provides the basis for new product development. In virtually all cases the Company engages outside design firms to assist in creating new products and modifying existing products to incorporate features and styling that the Company anticipates consumers will purchase. Substantially all products produced by the Company involve, to some degree, the service of such firms. Research and development costs charged to operations were approximately $1.8 million in 1997 and 1996, and $1.6 million in 1995.

                  The Company believes that the strength of the Health o meter(R) brand name combined with its market research allows it to introduce a whole range of new products associated with health and wellness. During 1997, the Company introduced several new Focus Zone(TM) chair, back and full body cushion massage pads. Retail prices range from $10 for the Hot and Cold Mini Wrap to $130 for the Focus Zone(TM) Full Body Massager with heat. The Company anticipates further growth in this category and plans on introducing additional therapeutic devices in fiscal 1998 including rechargeable, fully portable Hands Free(TM) Therapy massage pads and neck and back massage pads with 12 volt power adapters.

PROFESSIONAL PRODUCTS DIVISION
------------------------------

         MEDICAL SCALES
         --------------

                  The Company's reputation for quality and its brand name recognition have been based on its participation in the medical scale market for over 75 years.

                  Products sold as professional products include analog and digital scales for a full range of medical uses, including traditional balance beam scales, pediatric scales, wheelchair ramp scales, chair and sling scales for non-ambulatory patients, and home healthcare scales. The suggested end user prices for the Company's traditional medical products range from $80 to $1,200. The Company has developed several variations of its traditional balance beam scale to complement the original product design.

                  Additionally, the Pro Series(TM) and Pro Plus Series(TM) product lines were developed by the Company to address specialized markets and applications, and generally command higher sale prices than Health o meter's other medical products. The Company's Pro Series(TM) of scales consists of physician, pediatric and chair scales which, in some models, feature advanced electronics (for example, laser trimmed load cells) for greater accuracy. The Pro Series(TM) scales' end-user prices range from $350 to $1,100. The Company's Pro Plus Series(TM) line of scales consists of hydraulic sling scales, neonatal scales, pediatric scales and ramp scales for weighing wheelchair patients. The Pro Plus Series(TM) scales range in price from $1,100 to $3,300 and are used primarily by hospitals and nursing homes.

                  The Company recently introduced an electronic line of fitness scales for health clubs, as well as an entirely new line of portable platform electronic scales for visiting nurse organizations and home healthcare.

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

                  The Company's office products include analog and digital scales designed for small, commercial establishments, home offices and departments within larger companies that process a small to medium volume of letters and packages daily. The suggested retail prices range from $8 to $295. Under the Pelouze(R) brand name, the Company has a commanding share of the office scale market. During fiscal 1997, the Company introduced a new 6 lb. capacity rate calculating scale which has the ability to compare the cost of sending mail through the major carriers. During fiscal 1998, the Company plans to expand its office line beyond scales to include new products for mailing solutions. Planned new products include personal computer rate calculating software that works with straight weight scales in computing the best rates available among six postal carriers. Other planned new ancillary products to be introduced in 1998 include a battery operated letter opener and a self adhesive stamp machine.

         FOOD SCALES
         -----------

                  The Company's Pelouze(R) foodservice group offers analog and digital portion control scales, thermometers and timers for commercial and non-commercial applications. End-user prices range from $6 for thermometers to $750 for a digital scale. Pelouze(R) foodservice products are specified for use by some of the leading national chain restaurants in America. During 1997, Pelouze(R) foodservice obtained National Sanitation Foundation (NSF) certification for a line of value oriented portion control scales. This certification enhances the perceived value of Pelouze(R) portion control scales. To address the growing need for precision foodservice tools to control food quality, safety and cost, the Company plans on introducing in 1998 new analog foodservice scales as well as digital thermometers and timers.

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

PRODUCT WARRANTIES
------------------

                  Mr. Coffee(R) products are generally sold with a limited one-year warranty. Pursuant to the terms of its warranty arrangements with independent service centers, in cases of defects in material or workmanship, the Company agrees to repair or replace the defective product without charge. Approximately 193 independent appliance service centers throughout the United States and Canada are authorized to repair Mr. Coffee(R) products under such warranties.

                  Health o meter(R) consumer scale warranties range from limited five-year warranties to lifetime warranties. Pelouze(R) digital scales, thermometers and timers are warranted for one year from the date of purchase against defects in materials or workmanship. Therapeutic devices are sold with a limited two-year warranty. Health o meter(R) physician and certain professional scales as well as Pelouze(R) mechanical scales are generally sold with a lifetime limited warranty.

                  Costs for product returns under warranties estimated to be incurred are charged against revenues at the time of sale based on experience factors. The reserve for product returns under warranties on the Company's balance sheet at September 28, 1997 was $6.0 million, which the Company believes is adequate.

CUSTOMERS AND MARKETING
-----------------------

         CONSUMER PRODUCTS
         -----------------

                  The Company distributes and sells its consumer products primarily to distributors and major retail outlets, including mass merchants, national chains, national hardware chains, drugstore chains, catalogue showrooms, warehouse clubs, retail grocery chains, specialty stores, department stores and various mail order catalogue companies. While the Company does not have long-term contracts with any of its customers, it has been doing business with its five largest customers continuously for over 10 years. Wal-Mart Stores, Inc. and Kmart Corporation accounted for approximately 27 percent and 12 percent respectively, of the Company's net sales in 1997.

                  The Company emphasizes the Mr. Coffee(R) and Health o meter(R) brand names, principally through a variety of advertising and promotional channels, including network and cable television advertising, consumer magazines and consumer promotions, network radio and cooperative advertising with retailers. To complement its emphasis on the Mr. Coffee(R) and Health o meter(R) brand names, the Company concentrates on maintaining a strong distribution system for its products by engaging a network of experienced independent manufacturers' representatives, food brokers and premium and military representatives. The Company's sales management personnel are responsible for direct sales to key accounts, supervising the activities of its independent manufacturers' representatives, as well as consulting and assisting customers in planning sales strategy, including customized point-of-sale merchandising, cooperative advertising programs and product mix designed to reach a specific retailer's customer base. Customized sales programs have been instrumental in the Company's penetration of the consumer scale market.

                  The variety of models the Company produces and distributes permits competing retailers to stock different models of Mr. Coffee(R) and Health o meter(R) products. The Company offers tie-in promotions in which Mr. Coffee(R) products are sold in packages with free Mr. Coffee(R) accessories or with related products, such as tea, coffee and coffee beans from other manufacturers. The Company typically enters into specific marketing programs of three to six months in duration with its major customers covering such matters as product mix, pricing and advertising assistance.

                  In recent years, certain retailers have required stock adjustments in which the Company accepts the return of unsold merchandise in exchange for placing a new product with the retailer. Stock adjustments were not significant in 1997.

         PROFESSIONAL PRODUCTS
         ---------------------

                  The Company supports its retail office products customers with coordinated packaging and promotional materials, including displays customized to fit the respective customer's marketing plans. The Company markets its office products through a combination of direct sales and independent manufacturers' representatives to wholesalers such as United Stationers and S.P. Richards, superstores such as Staples, Office Depot and OfficeMax and mail order catalogue companies such as Quill, Viking and Reliable. Pelouze(R) foodservice products are sold by independent manufacturers' representatives to dealers, distributors such as SYSCO Corp., Edward Don, Pampered Chef, and major buying groups such as ABC Group, Pride Buy Group and SEFA Buy Group, who in turn sell to restaurants, healthcare providers, hotels, cafeterias, colleges and schools.

                  The Company promotes its medical scale products through trade advertising, trade shows, catalogues and new product brochures. The Company markets its medical products through independent manufacturers' representatives, primarily to medical dealers such as McKesson General Medical, Bergen Brunswig, Allegiance, PSS, and Owens and Minor. Medical dealers sell the Company's medical products to hospitals, physicians, nursing homes, free standing clinics and home healthcare customers. In addition to the domestic market, the Company distributes medical products internationally.

                  The Company also sells its coffeemaker products to hotels for use in providing in-room coffee service and to other commercial customers. In order to more fully develop its commercial business, the Company has a joint venture with S & D Coffee, Inc., a leading regional coffee company whereby each joint venture partner owns 50 percent of Mr. Coffee Concepts, Inc. ("MCCI"). MCCI is engaged in the business of selling commercial coffeemakers and accessories principally to office mega-stores, hotels and small businesses in the United States and Canada.

SEASONALITY
-----------

                  Historically, Mr. Coffee(R) brand products have achieved their highest sales during the months preceding the December gift-giving season. A significant percentage of Mr. Coffee(R) products are given as gifts and, therefore, sell at larger volumes during the holiday season. Additionally, the time surrounding Mother's Day has typically been a period of somewhat higher sales. During fiscal 1997 and 1996, net sales for the fourth calendar quarters ended December 29, 1996 and December 31, 1995, were approximately 32 percent and 34 percent, respectively, of the Company's annual net sales. Although seasonality is not as significant in the consumer scale market, sales during the fourth calendar quarter have historically been slightly higher than the other three quarters. Customers' order patterns vary from year to year, largely because of differences in consumer acceptance of product lines, product availability, marketing strategies, retailers' inventory levels and differences in overall economic conditions.

PRODUCTION
----------

         MR. COFFEE(R) APPLIANCES
         ------------------------

                  Mr. Coffee(R) appliance production is comprised of three types: assembled, procured domestically and procured internationally. The Company has a balanced combination of domestic and offshore production capability which is flexible enough to handle the large, seasonal swings in production. The percentage of Mr. Coffee(R) brand appliance units produced domestically increased to approximately 50 percent of total appliance units produced in 1995 for two reasons. First, several new domestically produced products were introduced in 1995 to supplant existing foreign sourced products. Second, to meet demand for several existing products, domestic production began in 1995 for items that had previously only been sourced offshore. In 1996, increased domestic production of the recently introduced TR line of coffeemakers along with reduced volumes of certain imported coffeemaker models resulted in approximately 52 percent of its Mr. Coffee(R) brand appliance units being procured or assembled domestically. In 1997, increased domestic production of the Accel(R) line of coffeemakers resulted in approximately 56 percent of the Company's Mr. Coffee(R) brand appliance units being procured or assembled domestically. Domestic procurement and assembly enables the Company to react quickly to meet the just-in-time requirements of its retailers. Products manufactured at the Company's facilities in Cleveland, Ohio are assembled from parts produced by both domestic and foreign component contract manufacturers. Additionally, the Company outsources a portion of its domestic assembly and sub-assembly operations to several subcontractors in northeast Ohio.

                  Offshore production includes products that are produced, assembled and packed in ready-to-sell condition in the People's Republic of China, Hong Kong and Taiwan using design engineering and tooling which are the property of the Company. Additionally, the Company has purchased limited quantities of several different products from offshore sources that were produced using design engineering and tooling which are the property of the supplier. Offshore production is governed by written contracts with manufacturers pursuant to which the Company submits purchase orders. The Company does not have any other agreements with manufacturers obligating it to purchase any specified quantities of products over a period of time. The Company believes that alternative sources of supply could be developed if any foreign supplier should cease to be an available source. However, the loss of a supplier could, in the short-term, adversely affect the Company's business until alternative supply arrangements are secured.

                  Mr. Coffee(R) basket-type paper coffee filters are currently produced at the Company's facilities near Cleveland, Ohio. Paper used in coffee filter production and paperboard used in connection with packaging are purchased annually from various domestic and Canadian suppliers pursuant to competitive bidding. Certain coffee filters, which represent approximately 18 percent of coffee filter sales volume, are purchased from a vendor in Canada.

                  Mr. Coffee(R) replacement decanters are assembled at the Company's facilities in Cleveland, Ohio as well as at a subcontractor in northeast Ohio. The glass vessel portions of the decanters are supplied by various companies located in the United States, Europe and Japan. The

Company believes that the multiple sources existing for its glass decanters reduce the risk of shortages.

                  A majority of the raw materials used in appliance production are commodities, such as plastic, paper, paperboard and electrical components, which are available from numerous suppliers. The Company purchases the components used in the domestic assembly of Mr. Coffee(R) appliances from contract manufacturers. The Company has a primary source for timers which are used in approximately 32 percent of its coffeemaker units. The Company is continuing the process of developing a second source for these items, but does not believe that it is dependent on any single source for any other significant portion of its raw material or component purchases. The Company believes that it has good relationships with its suppliers and has not experienced any raw material or component shortages.

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

         HEALTH O METER(R) CONSUMER AND PROFESSIONAL SCALES
         --------------------------------------------------

                  A portion of the Company's consumer and professional scale products are manufactured at the Company's facility in Bridgeview, Illinois near Chicago. The Company's Bridgeview plant, built in 1972, was designed specifically to manufacture scales. Most domestic manufacturing activity, from the initial stamping and welding of steel, to painting and assembling the finished product, is performed at the Bridgeview plant. The Company's manufacturing process is designed to provide flexibility in the production of scales. The Bridgeview plant with its multiple production lines is developing cellular manufacturing processes, which enable the Company to quickly and efficiently produce large or small quantities of products or change production runs depending on customer demand. In addition, workers are cross-trained to perform various jobs on the production line providing greater flexibility. Certain medical scales are produced by domestic subcontractors.

                  The Company maintains an extensive tooling inventory that enables it to react quickly to shifts in production requirements. Continuous upgrading and modernization of the Company's tooling over the past several years has resulted in significantly improved production efficiency and cost reductions. The Company's production capacity has increased steadily and management believes that production capacity is adequate to meet production requirements in the foreseeable future.

                  In addition to its domestic operations, the Company has contracts with suppliers headquartered in Taiwan, Hong Kong, Germany and Hungary for the purchase of some finished scales and therapeutic devices as well as certain component parts used in the assembly of certain of the Company's products. During 1997, approximately 49 percent of the Company's consumer and professional scale net sales were comprised of finished products manufactured by foreign suppliers to the Company's specifications, usually using tooling owned by or committed exclusively to the Company. The majority of these finished products and component parts are manufactured at facilities located in the People's Republic of China. The Company believes that alternative sources of supply could be developed if any foreign supplier of finished scales, electronic boards or other raw materials or finished goods should cease to be an available source. However, the loss of a supplier could, in the short-term, adversely affect the Company's business until alternative supply arrangements were secured.

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

                  Although most electronic components are purchased from vendors based in Taiwan and Hong Kong, the Company is continuing developing domestic sources of electronic parts. The existing vendors produce component parts based on the Company's specifications with respect to function and design. Pricing and delivery are negotiated based upon the Company's estimated requirements for a twelve-month period.

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

                  Because of the overseas location of certain manufacturers and component part suppliers, the Company may be subject to potential production delays due to the lack of availability of components resulting from factors such as political unrest or import restrictions. The Company believes that because of its good relationships with its suppliers as well as its detail attention to forecasting and scheduling, it has maintained a sound level of raw material and component inventories and has not experienced significant raw material or component shortages to date.

         BACKLOG
         -------

                  The Company ships products to customers only after receipt of a bona-fide purchase order. Backlog as of any particular date is not significant to the Company as orders are generally filled no later than 30 days from the customer's requested delivery date. The Company has not experienced any significant order cancellations or delivery rescheduling.

TRADEMARKS AND PATENTS
----------------------

                  The Company holds trademarks and patents registered in the United States and in other countries for various products, processes and designs. The Company has a number of foreign and domestic trademarks, including the Mr. Coffee(R) name and logo as well as Health o meter(R), Pelouze(R) and other names and logos used in connection with the sale of its products. The Company considers the Mr. Coffee(R), Health o meter(R) and Pelouze(R) trademarks to be critical to its business. No challenges to its rights to these trademarks have arisen and the Company has no reason to believe that any such challenges will arise in the future. United States trademarks issued prior to November 1989 generally expire 20 years after the date of registration, unless renewed. United States trademarks issued subsequent to that date generally expire 10 years after the date of registration, unless renewed. Trademarks may be renewed for an unlimited number of 10 year periods subsequent to the original expiration date, upon the showing of use. Although the duration of foreign trademarks vary, such trademarks are also generally renewable.

                  The Company has design and utility patents on several of its scales, coffeemakers and iced teamakers, while several patents are pending on the Mrs. Tea(TM) by Mr. Coffee(R) automatic hot teamaker and other products. The Company believes that none of its product lines is dependent upon any single patent or group of patents and that patents are not material to its business as a whole. The Company's American utility patents issued prior to June 8, 1995 generally have a duration of 17 years from the date of issue, while patents based on applications filed after that date have a duration of 20 years from the date of filing. The expiration dates for its existing patents range through November 2015.

COMPETITION
-----------

                  All product categories in which the Company participates are extremely competitive. Competition is based upon price, quality, brand name recognition and design innovation, as well as marketing and distribution strategies. The Company competes with established companies, several of which are more diversified and have substantially greater resources.

                  The Company's most significant competitors in the automatic drip coffeemaker industry are Hamilton Beach < > Proctor-Silex, Black & Decker, and Braun. Other competitors include Krups, Bunn, Regal, West Bend, Melitta and control labels from White-Westinghouse, Magic Chef, Swift, Betty Crocker, Farberware and Chef Mate. Melitta is the Company's principal competitor in the branded coffee filter business while Rockline is the Company's principal competitor in the private label coffee filter business. A few other manufacturers offer products that compete with the Company's iced teamakers. Competition in the iced teamaker business is based primarily on price. During September 1995, The Company introduced Mrs. Tea(TM) by Mr. Coffee(R) automatic hot teamaker. Cuisinart and T-Fal have introduced hot teamakers to compete with the Mrs. Tea(TM) automatic hot teamaker.

                  The principal negative factors affecting Mr. Coffee(R) appliances competitive position are the maturity of the coffeemaker and teamaker industries, which makes significant sales gains more difficult. This environment requires significant expenditures for new products in order to increase revenues. In addition, intense price competition encountered from other manufacturers also negatively affects the competitive position of Mr. Coffee(R) appliances.

                  Competition for purchases of consumer scales comes primarily from Metro Corporation and Sunbeam Corp. The Company believes that the Health o meter(R) brand name recognition and established reputation in the medical scale market have enabled the Company to successfully establish itself in the mid- to high-end consumer scale market.

                  The Company believes that the most important positive factors in its competitive position for all of its products are brand name recognition among consumers and its presence in major retail outlets. Over the past several years, the Company has made significant investments in retail-link technology and merchandise flow systems to enhance both its ability to serve and, in turn, its presence at, major retail outlets.

                  The Company's medical products compete domestically primarily with Detecto, a subsidiary of Cardinal Scale Mfg. Co., and Scaletronix, Inc. The Company's major competitor in the international medical scale market is SECA Corporation, a German manufacturer.

                  The Company's office products compete with those of Sunbeam Corp. and Micro General. Pelouze had been the Company's major competitor in the office products market prior to its acquisition by the Company in November 1992. The Company now markets office products as well as food service products exclusively under the Pelouze(R) brand name. Pelouze(R) foodservice products compete with those of Edlund, Detecto, Cooper and Taylor.

EMPLOYEES
---------
                  The Company operates two major production facilities, one near Cleveland, Ohio, which produces Mr. Coffee(R) appliances, and the other in Bridgeview, Illinois, which produces consumer and professional scales.

                   Historically, the number of employees at the Cleveland, Ohio facility has fluctuated during the year to meet the demands of the peak selling seasons. Hourly employees at the Cleveland, Ohio production facility are represented by the International Allied Employees Union, Local 473 of the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America under a collective bargaining agreement which expires on April 17, 1999.

                  The Company's hourly employees at its Bridgeview, Illinois production facility are represented by the Manufacturing, Production and Service Workers Union, Local No. 24, AFL-CIO (Union) under a collective bargaining agreement which expired on November 13, 1997. An agreement has been reached on the terms of a new three year contract and has been ratified by the Union. Currently the Company is in the process of completing a new contract with the Union.

                  As of September 28, 1997, the total number of employees of the Company was 995. The Company considers relations with its employees to be satisfactory.

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

INSURANCE
---------

                  The Company purchases occurrence based product liability insurance in excess of self-insured retention on all Mr. Coffee(R) appliance products. The Company is responsible for the first $1.5 million of any individual claim and up to $5 million in the aggregate for all claims in any one year plus legal fees, and accrues the actuarially estimated cost of such self-insurance on an annual basis. Product liability costs for Health o meter(R) and Pelouze(R) products are not significant. The Company believes that, based upon its historical liability experience, the amount of insurance it carries is adequate. The Company maintains a reserve on its balance sheet for its self-insured retention. The amount of such reserve was $4.2 million as of September 28, 1997.

ITEM 2.  PROPERTIES

                  The Company's corporate headquarters and the Mr. Coffee(R) appliance assembly, manufacturing and distribution facility are located in an approximately 458,000 square foot facility near Cleveland, Ohio pursuant to an operating lease which expires in July 2012.

                  The Company's scale manufacturing facility is located in Bridgeview, Illinois. The facility, which the Company owns, contains approximately 160,000 square feet of space. The Company also leases approximately 24,000 square feet of warehousing space in Bridgeview, Illinois pursuant to a lease which expires in June 1999. The Company utilizes public warehouse facilities in the Chicago area from time to time as business conditions warrant.

                  The Company considers its facilities suitable and adequate for the purposes for which they are used. The Company believes that its facilities have sufficient capacity to support its current and anticipated production and storage needs. Further, greater utilization of outside vendors to manufacture and assemble products lessens the potential need for additional capacity.

ITEM 3.  LEGAL PROCEEDINGS

                  On May 27, 1994, Mr. Coffee, inc. was served with a complaint in the case captioned Miriam Brown v. Mr. Coffee, inc., et. al. (Civil Action No. 13531), in the Delaware Court of Chancery, New Castle County. The complaint names Mr. Coffee, inc., a former major shareholder of Mr. Coffee, inc. and each member of the Board of Directors of Mr. Coffee, inc. prior to the Acquisition as defendants in a purported class action lawsuit. The complaint alleged that the Director defendants breached their fiduciary duties as Directors of Mr. Coffee, inc. by, among other things, alleged efforts to entrench themselves in office and prevent Mr. Coffee, inc.'s public stockholders from maximizing the value of their holdings, engaging in plans and schemes unlawfully to thwart offers and proposals from third parties, and approving and or causing the major shareholder to agree to vote in favor of the merger with the Company. The plaintiff originally sought to enjoin the merger and to obtain an order requiring the Director defendants to fulfill their fiduciary duties by exploring third party interest and obtaining the highest offer obtainable for the public stockholders. The plaintiff also seeks unspecified compensatory damages and costs and disbursements in connection with the action, including attorneys' and experts' fees, and such other and further relief as the court deems just and proper. In October 1996, the plaintiffs filed a Second Amended Complaint containing the above claims, but focusing on allegations that the Director defendants failed to engage in a process designed to maximize the value of Mr. Coffee, inc. for its shareholders. The Company has filed a Motion to Dismiss the Second Amended Complaint. No briefing schedule has been established as yet for this Motion. Discovery commenced with the filing of this lawsuit. However, no discovery activity by any party has taken place during the 1995, 1996 and 1997 fiscal years or through the time of filing this document. Other than the filing of the Second Amended Complaint, plaintiffs have not taken further action in prosecution of this lawsuit. The Company believes that the plaintiff's allegations are without merit and intends to contest vigorously the allegations in the Second Amended Complaint. Management believes that the ultimate outcome of such matters will not have a material adverse effect upon the operations or financial position of the Company.

                  On January 21, 1997, the Company was served with a summons and complaint in an action captioned Brita Wasser-Filter-Systeme GmbH and The Brita Products Company v. Recovery Engineering, Inc., Health o meter, Inc. and Culligan International Co., filed in the United States District Court for the Northern District of Georgia. The lawsuit alleges that the plaintiffs are owners of U.S. Patent No. 4,969,996 covering a water filtration device, and that the Company, through its manufacture and sale of Health o meter(R) water filtration pitchers and water filtration cartridges, has infringed and induced others to infringe plaintiffs' patent. In addition, plaintiffs seek to recover their costs, attorneys' fees and treble damages, based upon their allegation of willful infringement. The Company has filed an Answer denying the allegations of the complaint and asserting a counterclaim of patent invalidity and non-infringement. On May 21, 1997, the Court granted the Company's Motion for Transfer of Venue to the United States District Court for the Northern District of Illinois, where the matter is now pending. The lawsuit is presently in the discovery phase. The Company intends to vigorously defend itself against this lawsuit. Management believes that the lawsuit will not have a material adverse effect upon the operations or financial position of the Company.

                  On July 23, 1997, an action captioned Bunn-O-Matic Corporation
v. Signature Brands USA, Inc. et al. was filed in the United States District Court for the Central District of Illinois. The complaint alleges that the Company, through its manufacture and sale of the Speedbrew(TM) displacement-type coffeemakers, has infringed two of plaintiff's patents. The complaint seeks an injunction against further infringement, and also seeks costs, actual damages, attorneys' fees and treble damages, based upon allegations of willful infringement. At this point, the Company has filed an Answer denying the allegations of the complaint and asserting a counterclaim of patent invalidity and non-infringement. No further activity has occurred in the case, and no trial date has been set. The Company intends to vigorously defend this action, and Management does not believe that the ultimate outcome will have a material adverse effect upon the operations or financial position of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT*

                  The executive officers are elected each year and serve at the pleasure of the Board of Directors. The following is a list of the executive officers of the Company as of December 19, 1997.


         Name           Age               Position
         ----           ---               --------
Meeta Vyas              39       Vice Chairman of the Board of Directors
                                     and Chief Executive Officer
S. Donald McCullough    54       President and Chief Operating Officer
Steven M. Billick       41       Senior Vice President, Treasurer and
                                     Chief Financial Officer
Timothy J. McGinnity    46       Senior Vice President, Sales - Consumer
                                     Products
C. Wayne Morris         53       Senior Vice President - Professional Products


          *The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                  MEETA VYAS has served as Vice Chairman of the Board and Chief Executive Office of the Company and Signature Brands since August 1997. Prior to her employment with the Company, Ms. Vyas was a senior executive with General Electric Co. (GE), a diversified technology, manufacturing and services company. Beginning in 1991, Ms. Vyas held several senior positions with GE including; General Manager, GE Corporate Business Development; General Manager, GE Appliances; Manager, GE Corporate Business Development. Prior to 1991, Ms. Vyas was a consultant with McKinsey & Co., an international consulting firm.

                  S. DONALD McCULLOUGH has served as President and Chief Operating Officer of the Company and Signature Brands since April 1994. Prior to his employment with the Company, Mr. McCullough served in various positions with GTE Corporation. From January 1991 to January 1993, Mr. McCullough was Vice President-General Manager of GTE (Sylvania), European Lighting Division; from 1986 to 1990, he served as Vice President-General Manager of the Automotive/Miniature Lighting Division; from 1982 to 1986, he served as Vice President-Controller of Lighting Products Group; and from 1980 to 1982, he served as Vice President-Controller of Lighting Products International.

                  STEVEN M. BILLICK has served as Senior Vice President, Treasurer and Chief Financial Officer of the Company and Signature Brands since June 1996. From July 1991 to June 1996, he was Vice President and Controller of NACCO Industries, Inc., a publicly traded holding company with subsidiaries in the lift truck and small kitchen appliance industries. Prior to July 1991, Mr. Billick was a Partner with the international public accounting firm of Deloitte & Touche LLP.

                  TIMOTHY J. McGINNITY has served as Senior Vice President, Sales - Consumer Products of the Company and Signature Brands since September 1994. From August 1991 to August 1994, Mr. McGinnity served as Vice President - Sales of Mr. Coffee, inc. From October 1985 to June 1991, Mr. McGinnity served as Vice President-Sales, Grocery Division of Mr. Coffee, inc.

                  C. WAYNE MORRIS has served as Senior Vice President, Professional Products of the Company and Signature Brands since October 1996. Prior to his employment with the Company, Mr. Morris was Senior Vice President Marketing of Plasti-Line, Inc., a distributor of corporate identification products to Fortune 500 companies, from 1989 to 1996. From 1979 to 1989, he served in various positions with Black & Decker Corporation, an appliance and power tool manufacturer. From 1986 to 1989, he was Vice President Sales, Industrial Division; from 1983 to 1986, he served as Vice President Field Sales, Consumer Division; and from 1979 to 1983, he was National Retail Sales Manager.

                                     PART II
                                     -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

                  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SIGB". The following table sets forth the range of high and low bid prices for each quarter of the two most recent fiscal years as reported by Nasdaq.

Year Ended September 28, 1997                 High              Low
-----------------------------                 ----              ---
First Quarter     . . . . . . . . .        $ 6-3/8           $ 5-1/4
Second Quarter    . . . . . . . . .          5-3/4             3-3/8
Third Quarter     . . . . . . . . .          4-3/8             3-1/2
Fourth Quarter    . . . . . . . . .          4-5/8             3-1/4


Year Ended September 29, 1996                 High              Low
-----------------------------                 ----              ---
First Quarter     . . . . . . . . .        $ 5-1/8           $ 3-3/8
Second Quarter    . . . . . . . . .          5-3/8             3-5/8
Third Quarter     . . . . . . . . .          6-7/8             4-3/4
Fourth Quarter    . . . . . . . . .          6-3/8             5

                  As of December 1, 1997 there were approximately 132 holders of record of the Common Stock of the Company. The Company has paid no dividends on the Common Stock and it is the Company's present intention to reinvest earnings internally to finance the expansion of its business. There are certain restrictions to the Company's and Signature Brands' ability to pay dividends as discussed under Item 7 of this Annual Report on Form 10-K. Signature Brands does not have any class of publicly traded equity securities outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)



                                                               Year Ended               Nine-Months
                                           -------------------------------------------     Ended           Year ended
                                           September 28   September 29     October 2     October 2         December 31
                                              1997            1996           1995          1994               1993
                                           ---------      ----------     -----------    ------------      ----------
STATEMENT OF OPERATIONS DATA
----------------------------
Net sales                                  $ 275,708      $  282,977     $   267,887    $     69,451      $   67,605
Cost of goods sold (1)                       190,083         193,117         184,454          53,794          46,099
Selling, general and
   administrative expenses                    62,578          59,635          56,642          18,394          16,209
Amortization of intangible assets              3,937           4,000           3,961             815             619
Work force reductions and
   asset write-downs                               -               -               -           5,367               -
Unusual item (2)                               2,350               -               -               -               -
Operating income (loss) (1)                   16,760          26,225          22,830          (8,919)          4,678
Interest expense                              18,638          19,134          19,354           3,889             956
Other income                                    (454)           (357)           (195)            (18)              -
Income (loss) before income taxes (1)         (1,424)          7,448           3,671         (12,790)          3,722
Income tax provision (benefit) (1)               788           4,727           2,687          (4,348)          1,534
Net income (loss) (1)                         (2,212)          2,721             984          (8,442)          2,188
Net income (loss) per share (1)            $    (.24)            .30             .11           (1.38)            .40

Weighted average shares outstanding            9,081           9,073           9,071           6,134           5,528

BALANCE SHEET DATA
------------------
Working capital (1)                        $  49,021          60,251          53,160          38,573          20,130
Total assets (1)                             259,710         273,127         275,010         277,571          62,194
Long-term debt                               154,112         170,531         172,858         167,635          13,000
Stockholders' equity (1)                   $  46,597          48,644          45,892          44,908          34,360


(1) Amounts for fiscal years 1996, 1995 and 1994 have been restated for the effect of a change in accounting method for inventories. See Note 3 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

(2) The unusual item in 1997 relates primarily to severance costs of several senior executive officers.

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

                  As of September 30, 1996, the Company changed its method of determining the cost of certain inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. This change in accounting for inventories is discussed in more detail in Note 3 to the Consolidated Financial Statements contained in Item 8 of this report on Form 10-K. The change in the method of valuing inventories has been applied retroactively by restating financial statements for prior years.

RESULTS OF OPERATIONS
---------------------

FISCAL YEAR ENDED SEPTEMBER 28, 1997 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 29, 1996

Overview
                  Net sales for fiscal 1997 decreased approximately 2.6 percent to $275.7 million, compared with $283.0 million for fiscal 1996. The Company's gross profit in fiscal 1997 was $85.6 million, or approximately 31.1 percent of net sales, compared with $89.9 million, or approximately 31.8 percent of net sales in fiscal 1996. Major decreases in hot and iced teamaker sales somewhat offset by major increases in sales of coffeemakers, consumer scales, therapeutics and professional products resulted in reduced sales and gross profit overall.

                  Sales to the Company's top five customers during fiscal 1997 accounted for approximately 54 percent of net sales, compared with approximately 52 percent of net sales in fiscal 1996. Due to the continuing consolidation of major retailers, the Company believes that its dependence on sales to its largest customers, all major retailers, will continue.

Net Sales and Gross Profit

                  CONSUMER PRODUCTS. In fiscal 1997, net sales of consumer products were $236.0 million compared with $247.3 million in 1996, a decrease of
4.6 percent. The decrease in net sales were primarily attributable to lower hot and iced teamaker sales, somewhat offset by increased sales of coffeemakers and consumer scales. The hot teamaker sales decline was attributable to reduced unit volumes as a result of lower customer demand, in spite of a high level of advertising support, and unfavorable pricing. The improved coffeemaker results were due to increased unit volumes from recently introduced new products and in the Company's premium line of coffeemakers, which also resulted in a favorable sales mix, partially offset by lower selling prices. Consumer scales experienced improved sales primarily due to increased unit volumes of both analog and digital strain gauge scales.

                  Gross profit for consumer products decreased 7.0 percent in 1997 to $71.9 million from $77.3 million in 1996. The gross profit margin was
30.5 percent of net sales in 1997, compared with 31.3 percent in 1996. An unfavorable shift in sales mix away from higher margin teamakers and filters and continued overall competitive pricing negatively impacted gross profit margins in 1997 compared with 1996. The Company experienced reduced filter sales due to increased competition from private label manufacturers. In addition, significant advertising expenditures on water products did not result in the expected level of sales and profits due to higher levels of spending on advertising by competitors. During 1997, gross profit was favorably impacted by lower overall product costs, and improvements in product quality which resulted in lower defective product returns.

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

                  PROFESSIONAL PRODUCTS. In fiscal 1997, net sales of professional products increased 11.4 percent to $39.7 million compared with $35.7 million in 1996. The Company experienced increased sales across all of its products lines with the most significant gains occurring in the office product and the international sales lines. Improved unit volumes and selling prices contributed to the increase in office product sales while international sales benefited from higher unit volumes. Gross profit was $13.8 million, or 34.6 percent of net sales in 1997, compared with $12.6 million, or 35.1 percent of net sales, in 1996. The lower gross profit margin as a percent of sales was attributable to increased sales of lower margin office products as well as decreased margins for products sold through the commercial and international distribution channels.

Selling, General and Administrative Expenses
                  Selling, general and administrative expenses ("SG&A") for fiscal 1997 totalled $62.5 million, or approximately 22.7 percent of net sales, compared with $59.6 million, or approximately 21.1 percent of net sales, for fiscal 1996. SG&A as a percent of net sales increased primarily as a result of $3.2 million of additional national advertising expenditures to support the marketing of teamaker and water filtration products, which did not result in the anticipated level of follow through sales, and increased promotional activities.

Amortization of Intangible Assets
                  The amortization of intangible assets of $3.9 million, or $0.43 per share, relates primarily to intangible assets associated with the acquisition by the Company of Mr. Coffee, inc. on August 17, 1994 ("the Acquisition").

Unusual Item
                  The unusual item of $2.4 million, resulted primarily from severance costs associated with several senior executive officers.

Interest Expense
                  Net interest expense for fiscal 1997 was approximately $18.6 million, compared with $19.1 million in the prior year. The decrease in interest expense is attributable to lower average borrowings in 1997 compared with 1996.

Income Taxes
                  Expenses not deductible for tax purposes, primarily the amortization of intangible assets associated with the Acquisition, resulted in tax expense in 1997 despite the pretax loss experienced by the Company. Consequently, the effective tax rate was not meaningful for fiscal 1997, compared with an effective tax rate of 63.5 percent in 1996. The higher level of pretax income in 1996 along with the impact of the amortization of the intangible assets resulted in an effective tax rate significantly above the statutory tax rate in 1996.

Net Income
                  Based on the foregoing, the Company experienced a net loss of $2.2 million in fiscal 1997 compared with net income of $2.7 million in 1996.

FISCAL YEAR ENDED SEPTEMBER 29, 1996 COMPARED WITH FISCAL YEAR ENDED OCTOBER 1, 1995

Overview
                  Net sales for fiscal 1996 increased approximately 5.6 percent to $283.0 million, compared with $267.9 million for fiscal 1995. The Company's gross profit in fiscal 1996 was $89.9 million, or approximately 31.8 percent of net sales, compared with $83.4 million, or approximately 31.0 percent of net sales in fiscal 1995. The addition of new higher margin products to the sales mix, as well as improvements in operating efficiency during 1996 contributed to the overall gross profit improvement. Overall sales to the Company's top five customers during fiscal 1996 accounted for approximately 52 percent of net sales, compared with approximately 50 percent of net sales in fiscal 1995.

Net Sales and Gross Profit
                  CONSUMER PRODUCTS. Net sales of consumer products increased approximately 7.5 percent to $247.3 million in fiscal 1996, compared with $230.0 million in fiscal 1995. The increase in net sales of consumer products was due primarily to sales of the recently introduced automatic hot teamaker, Mrs. Tea(TM). Consumer product sales were also favorably impacted by higher sales of consumer scales attributable to increased distribution of electronic strain gauge scales at certain mass merchandisers. New distribution of filters also favorably impacted fiscal 1996 sales. These sales increases were partially offset by a decline in coffeemaker and iced teamaker sales reflecting an overall small appliance industry sales decline and lower retail activity resulting from severe winter weather conditions experienced in the second quarter of fiscal 1996. Therapeutic device sales declined in fiscal 1996 as the Company introduced four new therapeutic product categories in late fiscal 1996 to replace the less profitable Shiatsu double hand massager.

                  Gross profit for consumer products increased from approximately 30.0 percent of net sales for fiscal 1995 to approximately 31.4 percent of net sales for fiscal 1996. The gross profit percentage reflects the favorable impact from sales of the recently introduced Mrs. Tea(TM) automatic hot teamaker, as well as lower costs for key raw material such as paper, certain imported appliances and packaging material.

                  PROFESSIONAL PRODUCTS. Net sales of professional products declined approximately 5.7 percent to $35.7 million, primarily because fiscal 1995 sales had been favorably impacted by the U.S. Postal rate increase in January 1995, which generated incremental sales of postal scale dials, electronic rate chips and postal scales to accommodate the new rates. The professional products sales decline was partially offset in fiscal 1996 by improved sales of analog medical and consumer bath scales to foreign customers.

                  Gross profit for professional products declined from approximately 36.7 percent of net sales for fiscal 1995 to approximately 35.1 percent of net sales for fiscal 1996. The gross profit for professional products was favorably impacted during fiscal 1995 by the U.S. Postal rate increase in January 1995 which was not repeated in 1996.

Selling, General and Administrative Expenses
                  Selling, general and administrative expenses for fiscal 1996 totaled $59.6 million, compared with $56.6 million for fiscal 1995. For both fiscal 1996 and 1995, SG&A approximated 21.1 percent of net sales. The overall increase in SG&A is attributable to higher national advertising expenditures to support the marketing of new products, such as the Mrs. Tea(TM) hot teamaker, and proportionately higher variable selling costs related to increased sales. Higher bad debt expense, as a result of bankruptcy and liquidation filings by certain customers, also contributed to the increase in SG&A.

Amortization of Intangible Assets
                  The amortization of intangible assets of $4.0 million, or $0.44 per share, relates primarily to intangible assets associated with the Acquisition in August 1994.

Interest Expense
                   Interest expense for fiscal 1996 was approximately $19.1 million, compared with $19.4 million for fiscal 1995. The decrease in interest expense is attributable to slightly lower overall interest rates during fiscal 1996, compared with fiscal 1995.

Income Taxes
                  Income tax expense of $4.7 million is based upon the income before income taxes adjusted principally for non-deductible amortization expense. The Company's effective tax rate for 1996 was approximately 63.5 percent, compared with approximately 73.2 percent for 1995. Expenses not deductible for tax purposes, primarily the amortization of intangible assets associated with the Acquisition, resulted in an effective tax rate significantly higher than the statutory tax rate in both years. The higher level of pretax income in 1996 relative to 1995 reduced the effect of these non-deductible expenses resulting in a lower effective tax rate in 1996.

Net Income
                  Based on the foregoing, the Company achieved net income of $2.7 million in fiscal 1996, compared with net income of $1.0 million in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                  The Company's primary sources of liquidity are internally generated cash and borrowings under a Credit Agreement among Signature Brands and a group of Banks represented by Banque Nationale de Paris ("BNP") as agent (the "Bank Credit Agreement") entered into in connection with the Acquisition.

                  Cash flow activity for fiscal 1997 and 1996 is presented in the Consolidated Statements of Cash Flows. During fiscal 1997, the Company generated approximately $19.6 million in cash flow from its operating activities. Net loss plus non-cash charges generated approximately $9.1 million, while changes in working capital components generated approximately $10.5 million. The decrease in accounts receivable, which generated approximately $5.6 million, is primarily attributable to the lower level of sales in 1997 compared with 1996. In addition, the decrease in inventory, primarily attributable to improved management of inventory levels and the lower level of sales in 1997, generated approximately $3.4 million.

                  The Company's business is somewhat seasonal, with a large portion of its sales and earnings generated in the first fiscal quarter of the year. During fiscal 1997 and 1996, the Company generated approximately 32 percent and 34 percent of its annual net sales during the fiscal quarters ended December 29, 1996 and December 31, 1995, respectively.

                  The Company's aggregate capital expenditures during fiscal 1997 were approximately $5.7 million, and primarily reflect expenditures for new product tooling, information systems and production equipment. During fiscal 1998, the Company anticipates making capital expenditures of approximately $7.0 million primarily for new product tooling, information systems and production equipment. Management plans to fund these capital expenditures with available cash, cash flow from operations and, if necessary, borrowings under the revolving credit facility provided under the Bank Credit Agreement.

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

                  The Bank Credit Agreement includes a $75.0 million term loan facility, which was subject to amortization, as of September 28, 1997, on a quarterly basis in aggregate annual amounts of $8.75 million, $17.5 million, $15.0 million and $19.0 million during fiscal 1998 through fiscal 2001, respectively, and a $60.0 million revolving credit facility. Borrowings under the term loan and the revolving credit facility bear interest at a rate equal to BNP's Base Rate (as defined) plus 1.0 % per annum, or BNP's Eurodollar Rate (as defined and adjusted for reserves) plus 2.5 % per annum, in either case as selected by the Company. Signature Brands is required to make prepayments on the term loan and revolving credit facility with a percentage of Excess Cash Flow (as defined) and 100 % of the proceeds from certain asset sales, issuances of debt and equity securities and extraordinary items outside the ordinary course of business. There is no required term loan prepayment for fiscal 1998. Signature Brands may also make optional prepayments, in full or in part, on the Term Loan. In December 1997, the term loan facility was increased by $1.0 million and the amortization schedule was amended such that the annual aggregate payment amounts are $5.0 million, $8.75 million, $14.5 million and $33.0 million during fiscal 1998 through fiscal 2001, respectively. A portion of the annual payment for fiscal 2001 may be accelerated into fiscal 2000 if certain EBITDA levels are not achieved in fiscal 1999. In addition, the revolving credit facility was reduced to $55.0 million, however, because the advance rate on collateral was increased, the Company's availability under the revolving credit facility should not be materially impacted.

                  The Bank Credit Agreement contains various customary affirmative and negative covenants. These include, without limitation, covenants that restrict, subject to certain exceptions, incurrence of additional indebtedness, mergers, consolidations or asset sales, changes in the nature of the business, granting of liens to secure any other indebtedness, and transactions with affiliates. In addition, the Bank Credit Agreement requires that the Company maintain certain specified financial ratios, including minimum interest and fixed charge coverage ratios, maximum leverage ratio, minimum net worth levels and ceilings on leverage and capital expenditures. In order to reflect the impact of the seasonality of the Company's business on its financial condition, relevant covenants in the Bank Credit Agreement are set on a rolling twelve month basis. At September 28, 1997, the Company was in compliance with such covenants.

Borrowing availability under the revolving credit facility at September 28, 1997 was $13.6 million after considering outstanding letters of credit of $1.2 million, actual borrowings of $33.7 million, and sufficiency of collateral. Signature Brands' obligations under the Bank Credit Agreement are secured by substantially all of Signature Brands' assets and a pledge of all of its issued and outstanding common stock. Signature Brands' obligations under the Bank Credit Agreement are also guaranteed by the Company.

                  The Notes are general obligations of Signature Brands and bear interest at the rate of 13% per annum. The interest on the Notes is payable semi-annually, in arrears, commencing on February 15, 1995. Principal of the Notes is payable on the maturity date, August 15, 2002. Signature Brands' payment obligations under the Notes are unconditionally guaranteed by the Company. The Notes and the Company's guaranty are subordinated to the prior payment of all of the Company's senior debt (which includes amounts outstanding under the Bank Credit Agreement). The Indenture governing the Notes contains customary provisions restricting mergers, consolidations or sales of assets, issuances of preferred stock or the incurrence of additional indebtedness, payment of dividends, creation of liens and transactions with affiliates. Provided that certain financial tests are met, the Indenture does not limit the amount of additional indebtedness that the Company and its subsidiaries may incur.

                  The Notes are generally not redeemable at the option of the Company until August 15, 1999. Under certain limited circumstances, the Company may be required to use a portion of the proceeds from asset sales to make an offer to purchase a portion of the Notes, at a price of 101% of the principal amount thereof, together with accrued and unpaid interest. In addition, in the event of a change in control of the Company (generally defined to mean any transaction or series of transactions which results in persons other than the Thomas H. Lee Company, its affiliates and certain related entities acquiring beneficial ownership of more than 50 % of the total voting power of the Company on a fully diluted basis), each holder will have the right to require Signature Brands to repurchase its Notes at a price of 101% of the principal amount thereof, together with accrued and unpaid interest thereon. Except for the foregoing circumstances, Signature Brands is not required to make mandatory redemption or sinking fund payments with respect to the Notes.

                  The Bank Credit Agreement currently prohibits the Company from purchasing any Notes prior to the expiration thereof and also provides that certain change in control events with respect to the Company would constitute a default thereunder.

                  The Company is a holding company with no independent operations and has no material assets other than its ownership of all of the outstanding stock of Signature Brands. Therefore, the Company is dependent on the receipt of dividends and other distributions from Signature Brands and the proceeds from the sale of its capital stock (to the extent that such proceeds are not required to be used to prepay outstanding indebtedness) to fund any obligations that the Company incurs. The Bank Credit Agreement prohibits, and the Indenture restricts, the payment of dividends to the Company by Signature Brands.

                                     -28--

                  Based upon current levels of operations, anticipated sales growth and plans for expansion, Management believes that the Company's cash flow from operations (including favorable cost savings estimated to be achieved in the future), combined with borrowings available under the Bank Credit Agreement, will be sufficient to enable the Company to meet all of its cash operating requirements over both the short term and the longer term, including scheduled interest and principal payments, capital expenditures and working capital needs. This expectation is predicated upon continued growth in revenues in the Company's core businesses of coffeemakers and consumer scales consistent with historical experience, achievement of operating cash flow margins consistent with historical experience, and the absence of significant increases in interest rates.

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

NEW ACCOUNTING PRONOUNCEMENTS

                  During 1997, the FASB issued SFAS No. 128 Earnings per Share, which changes the computation and presentation of earnings per share information. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and, accordingly, will be adopted by the Company in the first quarter of the fiscal year beginning October 1997. Adoption of this statement will not materially impact the current computation and presentation of earnings per share.

                  During 1997, the FASB also issued SFAS No. 129, Disclosure of Information about Capital Structure, with an effective date for periods ending after December 15, 1997 and, accordingly, will be effective for the financial statements of the Company for the fiscal year ending in September 1998. The disclosure requirements under SFAS No. 129 will not impact the Company.

                  Also during 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which are effective for periods beginning after December 15, 1997. The disclosure requirements of these standards will, accordingly, be included in the financial statements of the Company for the fiscal year ending September 1999.

YEAR 2000 BUSINESS MATTERS

                  The Company does not expect year 2000 issues to have any material effect on its costs or to cause any significant disruptions to its operations. The Company is currently implementing new systems on a company-wide basis which are fully year 2000 compliant. These new systems are being installed to replace the Company's current systems, and are expected to be fully operational before year 2000 issues will impact the Company. The cost of these new systems will be capitalized and depreciated over their estimated useful lives for financial statement purposes.

FORWARD LOOKING STATEMENTS

                  The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company; (a) general economic, business and market conditions; (b) competition; (c) the success of advertising and promotional efforts; (d) the costs associated with new product development and the acceptance of new product offerings; (e) the existence or absence or adverse publicity; (f) changes in relationships with the Company's major customers or in the financial condition of those customers; (g) the maintenance of supply arrangements with key suppliers; (h) fluctuations in raw materials costs or in the availability of materials; and (i) the adequacy of the Company's financial resources and the availability and terms of any additional capital.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The following pages contain the Financial Statements and Supplementary Data as specified for by Item 8 of
                              Part II of Form 10-K.

                          INDEPENDENT AUDITORS' REPORT
                        ---------------------------------



The Board of Directors
Signature Brands USA, Inc. and Subsidiary:

We have audited the consolidated financial statements of Signature Brands USA, Inc. and subsidiary (formerly Health o meter Products, Inc.) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signature Brands USA, Inc. and subsidiary as of September 28, 1997 and September 29, 1996, and the results of their operations and their cash flows for the years ended September 28, 1997, September 29, 1996, and October 1, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





/s/ KPMG PEAT MARWICK LLP

KPMG PEAT MARWICK LLP
Cleveland, Ohio


December 9, 1997, except as to paragraph 6 of
  Note 8, which is as of December 24, 1997

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                    September 28, 1997 and September 29, 1996

                  (amounts in thousands, except per share data)



                                    Assets                             1997          1996
                                    ------                             ----          ----

Current assets
    Cash                                                           $     890            736
    Trade accounts receivable, less allowance
       for doubtful accounts and discounts of
       $1,978  in 1997 and $2,592 in 1996                             52,336         57,960
    Inventories                                                       39,607         43,037
    Refundable income taxes                                              497              -
    Deferred income taxes                                              6,329          5,432
    Other current assets                                               1,333          1,479
                                                                   ---------      ---------

                Total current assets                                 100,992        108,644

Property, plant and equipment, net                                    17,598         18,522

Other assets
    Excess of cost over fair value of net assets acquired, net       135,893        139,830
    Deferred financing costs, net                                      3,723          4,579
    Other                                                              1,504          1,552
                                                                   ---------      ---------

                Total other assets                                   141,120        145,961
                                                                   ---------      ---------

                Total assets                                       $ 259,710        273,127
                                                                   =========      =========


                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities
    Current portion of long-term debt                              $   8,750          6,000
    Accounts payable                                                  21,004         22,851
    Accrued liabilities                                               22,217         19,542
                                                                   ---------      ---------

                Total current liabilities                             51,971         48,393

Long-term debt                                                       154,112        170,531
Product liability                                                      3,212          3,516
Other                                                                  3,818          2,043
                                                                   ---------      ---------

                Total liabilities                                    213,113        224,483

Stockholders' equity
    Common stock, par value $.01 per share;
      authorized 20,000 shares; issued and
      outstanding 9,082 shares at September 28,
      1997 and 9,080 shares at September 29, 1996                         91             91
    Paid-in capital                                                   51,937         51,772
    Warrants                                                           1,773          1,773
    Accumulated deficit                                               (7,204)        (4,992)
                                                                   ---------      ---------

                Total stockholders' equity                            46,597         48,644
                                                                   ---------      ---------

                Total liabilities and stockholders' equity         $ 259,710        273,127
                                                                   =========      =========


See accompanying notes to consolidated financial statements.

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

     Years ended September 28, 1997, September 29, 1996, and October 1, 1995

                  (amounts in thousands, except per share data)



                                                            1997           1996           1995
                                                            ----           ----           ----
Net sales                                              $ 275,708        282,977        267,887

Operating costs and expenses
    Cost of goods sold                                   190,083        193,117        184,454
    Selling, general, and administrative expenses         62,578         59,635         56,642
    Amortization of intangible assets                      3,937          4,000          3,961
    Unusual item                                           2,350              -              -
                                                       ---------      ---------      ---------

           Total operating costs and expenses            258,948        256,752        245,057
                                                       ---------      ---------      ---------

           Operating income                               16,760         26,225         22,830

Interest expense                                          18,638         19,134         19,354
Other income                                                (454)          (357)          (195)
                                                       ---------      ---------      ---------

           Income (loss) before income taxes              (1,424)         7,448          3,671

Income tax expense                                           788          4,727          2,687
                                                       ---------      ---------      ---------

           Net income (loss)                           $  (2,212)         2,721            984
                                                       =========      =========      =========

Net income (loss) per share                            $    (.24)           .30            .11
                                                       =========      =========      =========



Weighted average shares outstanding                        9,081          9,073          9,071
                                                       =========      =========      =========


See accompanying notes to consolidated financial statements.

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

     Years ended September 28, 1997, September 29, 1996, and October 1, 1995

                             (amounts in thousands)



                                            Common Stock
                                          ----------------
                                          Shares               Paid-In              Accumulated
                                          Issued    Dollars    Capital    Warrants   Deficit
                                          ------    -------    -------    --------   -------
Balance at October 2, 1994,
   as previously reported                 9,071     $   91     51,741      1,773     (8,300)

Retroactive effect on prior years of
   change in accounting method                -          -          -          -       (397)
                                         ------     ------     ------     ------     ------

Balance at October 2, 1994,
   as restated                            9,071         91     51,741      1,773     (8,697)

Net income                                    -          -          -          -        984
                                         ------     ------     ------     ------     ------

Balance at October 1, 1995                9,071         91     51,741      1,773     (7,713)

Net income                                    -          -          -          -      2,721

Issuance of common stock
   pursuant to exercise of
   stock options                              9          -         31          -          -
                                         ------     ------     ------     ------     ------

Balance at September 29, 1996             9,080         91     51,772      1,773     (4,992)

Net loss                                      -          -          -          -     (2,212)

Issuance of common stock
   under option plans and awards              2          -        165          -          -
                                         ------     ------     ------     ------     ------

Balance at September 28, 1997             9,082     $   91     51,937      1,773     (7,204)
                                         ======     ======     ======     ======     ======




See accompanying notes to consolidated financial statements.

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

     Years ended September 28, 1997, September 29, 1996, and October 1, 1995

                             (amounts in thousands)


                                                                      1997          1996          1995
                                                                      ----          ----          ----
Cash flows from operating activities
Net income (loss)                                                  $ (2,212)        2,721           984
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
     Depreciation and amortization of plant and equipment             6,554         6,011         5,108
     Loss on asset write-offs and disposals                              64            63           119
     Amortization of intangible assets                                3,937         4,000         3,961
     Amortization of deferred financing costs                           856           858           823
     Deferred tax expense (benefit)                                    (283)          349         2,547
     Accretion of debt discount                                         223           223           223
     Changes in
       Trade accounts receivable                                      5,624        (3,809)      (12,479)
       Inventories                                                    3,430        (1,674)        2,356
       Refundable income taxes                                         (497)            -             -
       Other assets                                                     194           482         3,198
       Accounts payable                                              (1,847)       (2,952)       (7,306)
       Accrued liabilities                                            2,675          (286)           60
       Noncurrent liabilities                                           857          (127)         (492)
                                                                   --------      --------      --------
           Net cash provided by (used in) operating activities       19,575         5,859          (898)
                                                                   --------      --------      --------
Cash flows from investing activities
 Capital expenditures                                                (5,694)       (4,439)       (4,636)
                                                                   --------      --------      --------
           Net cash used in investing activities                     (5,694)       (4,439)       (4,636)
                                                                   --------      --------      --------
Cash flows from financing activities
 Proceeds from revolving credit facilities                           66,100        76,700        80,600
 Repayments of revolving credit facilities                          (74,000)      (74,500)      (70,600)
 Repayment of long-term debt                                         (5,992)       (3,750)       (5,000)
 Proceeds from stock issuances under option plans and awards            165            31             -
 Payment of financing fees                                                -             -          (315)
                                                                   --------      --------      --------
           Net cash provided by (used in) financing activities      (13,727)       (1,519)        4,685
                                                                   --------      --------      --------
Increase (decrease) in cash                                             154           (99)         (849)
Cash at beginning of the period                                         736           835         1,684
                                                                   --------      --------      --------
Cash at end of the period                                          $    890           736           835
                                                                   ========      ========      ========
Supplemental disclosures of cash flow information
 Cash paid during the period for
   Interest                                                        $ 15,872        18,092        18,820
   Income taxes                                                    $  1,891         3,490           280




See accompanying notes to consolidated financial statements.

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 29, 1996

             (amounts in thousands, except share and per share data)



(1)    Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Description of Business
              -----------------------

              Signature Brands USA, Inc. (the Company) is a holding company which, through its wholly owned subsidiary, Signature Brands, Inc. (Signature Brands), designs, manufactures, markets, and distributes a comprehensive line of consumer and professional products. The Company's consumer products, marketed under the Mr. Coffee(R) and Health o meter(R) brand names include automatic drip coffeemakers, iced and hot teamakers, coffee filters, water filtration products, accessories, and other kitchen countertop appliances as well as bath, kitchen, and gourmet scales and therapeutic devices. Professional products include the Pelouze(R) and Health o meter(R) brands of office, foodservice, and medical scales.

       (b)    Principles of Consolidation
              ---------------------------

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.

       (c)    Revenue Recognition
              -------------------

              The Company recognizes revenue from product sales upon shipment to the customer. Costs or losses estimated to be incurred in connection with product returns and warranties are charged against revenues at the time of sale, based upon consideration of historical experience and information available from customers.

       (d)    Inventories
              -----------

              Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

       (e)    Property, Plant and Equipment
              -----------------------------

              Property, plant and equipment are stated at cost. The Company calculates depreciation using the straight-line method over the estimated useful lives of the respective assets.

       (f)    Excess of Cost over Fair Value of Net Assets Acquired
              -----------------------------------------------------

              The Company's excess of cost over the fair value of net assets acquired primarily represents the value of its brand names, created by advertising and product performance over many years, and is being amortized on the straight-line basis over a 40-year period. The Company assesses the recoverability of this intangible asset by determining whether the brand name dominance in terms of market share and the national distribution secured can generate sufficient revenues, growth, and cash

                                                                     (Continued)

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

             (amounts in thousands, except share and per share data)


              flow to recover the intangible asset balance over its remaining life. Accumulated amortization amounted to $15,195 and $11,258 at September 28, 1997 and September 29, 1996, respectively.

       (g)    Deferred Financing and Stock Issuance Costs
              -------------------------------------------

              Financing costs related to the issuance of debt are capitalized and amortized over the term of the debt. Accumulated amortization of financing costs amounted to $2,606 and $1,750 at September 28, 1997 and September 29, 1996, respectively. Issuance costs related to the sale of common stock reduce paid-in capital.

       (h)    Income Taxes
              ------------

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

       (i)    Product Liability Costs
              -----------------------

              Costs estimated to be incurred with respect to product liability claims are accrued based upon actuarially determined estimates derived from experience factors. The current portion represents product liability costs estimated to be paid within one year.

       (j)    Net Income (Loss) per Common Share
              ----------------------------------

              Net income per common share is calculated by dividing net income by the weighted average of outstanding common stock and common stock equivalents using the treasury stock method, except when the effect of common stock equivalents would be antidilutive or when dilution is less than 3 percent. Net loss per common share is based on the weighted average of outstanding common shares.

       (k)    Use of Estimates
              ----------------

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

       (l)    Stock-Based Compensation
              ------------------------

              During 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which provides a basis for measurement and recognition of all stock-based employee compensation plans. The

                                                                     (Continued)

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

             (amounts in thousands, except share and per share data)

              disclosure requirements of this Statement are effective for fiscal years beginning after December 15, 1995. The Company chose to maintain its current accounting method for stock-based compensation and disclose the pro forma effects on net income and net income per share of the fair market value method, if material, as permitted by the Statement.

       (m)    Advertising Costs
              -----------------
              The Company expenses reimbursement of customers' advertising costs at the time the related revenues are recognized. Advertising expense was $23,450, $20,087 and $18,458 for the years ended September 28, 1997, September 29, 1996 and October 1, 1995, respectively.

(2)    Name Change
       -----------

       On March 6, 1997, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to "Signature Brands USA, Inc." In view of the Company's name change, on April 30, 1997, Health o meter, Inc., the Company's operating subsidiary, was merged with and into a wholly-owned subsidiary of the Company, Signature Brands, Inc., an Ohio corporation, formed by the Company solely for the purpose of changing the name of Health o meter, Inc. to "Signature Brands, Inc."

(3)    Accounting Change
       -----------------

       As of September 30, 1996, the Company changed its method of determining the cost of certain inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Management believes that the change in accounting for inventories is preferable because it will more appropriately measure operating results and inventory value, better match revenues and expenses, and conform all inventories of the Company to the same accounting method.

       The change in the method of valuing inventories has been applied retroactively by restating financial statements for prior years. The effect of this restatement was to reduce retained earnings as of September 29, 1996 by $363. The following summarizes the effect of changing the accounting method for certain inventories:

                                                             1996            1995
                                                             ----            ----
         Net income as previously reported               $   2,959              712
         Effect of change in accounting method for
           inventories, net of income tax                     (238)             272
                                                         ---------        ---------
         Net income as restated                          $   2,721              984
                                                         =========        =========

         Net income per share as previously reported     $     .33              .08
         Effect of change in accounting method for
           inventories, net of income tax                     (.03)             .03
                                                         ---------        ---------
         Net income per share as restated                $     .30              .11
                                                         =========        =========


                                                                     (Continued)

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

             (amounts in thousands, except share and per share data)


(4)    Unusual Item
       ------------

       The Company charged $2,350 to operations in the year ended September 28, 1997 primarily for costs associated with the severance of several senior executive officers.

(5)    Inventories
       -----------

       The components of inventories are as follows:

                                                            1997            1996
                                                            ----            ----
       Raw materials and purchased parts                 $11,233          13,446
       Finished goods                                     28,374          29,591
                                                         -------         -------
                                                         $39,607          43,037
                                                         =======         =======

       Work-in-process inventories are not significant and are included with raw materials.

(6)    Property, Plant and Equipment
       -----------------------------

       Property, plant and equipment are as follows:

                                                           1997           1996
                                                           ----           ----

        Land, buildings and building improvements       $  6,241          6,108
        Machinery and equipment                            9,477          7,862
        Tools, dies and patterns                          22,783         21,657
        Furniture and fixtures                             5,635          4,192
        Leasehold improvements                               578            413
        Construction in progress                           2,106          1,018
                                                        --------       --------
                                                          46,820         41,250
        Accumulated depreciation                         (29,222)       (22,728)
                                                        --------       --------

                   Property, plant and equipment, net   $ 17,598         18,522
                                                        ========       ========

(7)    Accrued Liabilities
       -------------------

       The components of accrued liabilities are as follows:


                                                         1997             1996
                                                         ----             ----
       Product returns under warranties               $  6,007             6,200
       Advertising and promotional costs                 5,807             4,866
       Accrued compensation                              2,585             1,945
       Interest                                          3,094             1,364
       Product liability                                   965               965
       Other                                             3,759             4,202
                                                      --------          --------

                  Accrued liabilities                 $ 22,217            19,542
                                                      ========          ========


                                                                     (Continued)

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

             (amounts in thousands, except share and per share data)


(8)    Long-Term Debt
       --------------
       Debt is summarized as follows:

                                                                                            1997          1996
                                                                                            ----          ----
       Revolving Credit Facility dated August 17, 1994, bearing interest at prime plus 1% or the London Interbank Offered Rate (LIBOR) plus 2.5%
         (weighted average interest rate was 8.45% at September 28, 1997); due
         August 15, 2001; secured by substantially all of Signature Brands'
         assets and a pledge of all its issued and outstanding common stock;
         Signature Brands' obligations under the Bank Credit Agreement
         are also guaranteed by the Company.                                          $     33,700        41,600

       Term Loan dated August 17, 1994, bearing interest at prime plus 1% or
         LIBOR plus 2.5% (weighted average interest rate was 8.38% at September
         28, 1997); due August 15, 2001; principal payable on a quarterly basis in aggregate 12-month amounts of $8,750, $17,500, $15,000, and $19,000 during fiscal 1998 through fiscal 2001; secured by substantially all of Signature Brands' assets and a pledge of all its issued and outstanding common stock; Signature Brands' obligations under the Bank
         Credit Agreement are also guaranteed by the Company.                               60,258        66,250

       Senior Subordinated Notes, net of unamortized discount of $1,096 and
         $1,319 at September 28, 1997 and September 29, 1996, respectively,
         bearing interest at 13%, payable semiannually; due August 15, 2002.                68,904        68,681
                                                                                          --------      --------

                                                                                           162,862       176,531
       Current portion of long-term debt                                                    (8,750)       (6,000)
                                                                                         ---------     ---------

                      Long-term debt                                                     $ 154,112       170,531
                                                                                         =========     =========

       Bank Credit Agreement
       ---------------------

       Signature Brands' Bank Credit Agreement (the Agreement) includes a $60.0 million revolving credit facility (including an $18.0 million letter of credit subfacility) and a $75.0 million term loan facility. The revolving credit facility includes a charge of 0.5 percent on the unused line and
       2.5 percent for letter of credit guarantees.

       Signature Brands is required to make prepayments on the term loan and revolving credit facility with a percentage of Excess Cash Flow, as defined, and 100 percent of the proceeds from certain asset sales, issuances of debt and equity securities, and extraordinary items outside the ordinary course of business. There is no required prepayment for fiscal 1998. Signature Brands may also make optional prepayments, in full or in part, on the term loan.

                                                                     (Continued)

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

             (amounts in thousands, except share and per share data)


       Borrowing availability under the revolving credit facility at September 28, 1997 was $13.6 million after giving effect to outstanding letters of credit of $1.2 million, actual borrowings of $33.7 million, and sufficiency of collateral.

       Signature Brands is subject to certain customary affirmative and negative covenants contained in the Agreement. These include, without limitation, covenants that restrict, subject to certain exceptions, incurrence of additional indebtedness; mergers, consolidations, or asset sales; changes in the nature of the business; granting of liens to secure any other indebtedness; and transactions with affiliates. In addition, the Agreement requires that the Company maintain certain specified financial ratios, including minimum interest and fixed charge coverage ratios, maximum leverage ratios, minimum net worth levels, and ceilings on leverage and capital expenditures. At September 28, 1997, the Company was in compliance with such covenants.

       In December 1997, the Agreement was amended to increase the term loan facility by $1.0 million and to modify the amortization schedule such that the annual aggregate payments are $5.0 million, $8.75 million, $14.5 million, and $33.0 million during fiscal 1998 through fiscal 2001, respectively. A portion of the annual payment for fiscal 2001 may be accelerated into fiscal 2000 if certain EBITDA levels are not achieved in fiscal 1999. In addition, the revolving credit facility was reduced to $55.0 million, however, because the advance rate on collateral was increased, the Company's availability thereunder should not be materially impacted.

       Senior Subordinated Notes
       -------------------------

       The Senior Subordinated Notes (the Notes) are general obligations of Signature Brands. Signature Brands' payment obligations under the Notes are unconditionally guaranteed by the Company. The Notes and the Company's guaranty are subordinated to the prior payment of the Company's amounts outstanding under the Agreement. The Indenture governing the Notes contains customary provisions restricting mergers, consolidations, or sales of assets; issuances of preferred stock or the incurrence of additional indebtedness; payment of dividends; creation of liens; and transactions with affiliates. Provided that certain financial tests are met, the Indenture does not limit the amount of additional indebtedness that Signature Brands and its subsidiaries may incur.

       The Notes are generally not redeemable at the option of the Company until August 15, 1999. Under certain limited circumstances, the Company may be required to use a portion of the proceeds from asset sales to make an offer to purchase a portion of the Notes, at a price of 101 percent of the principal amount thereof, together with accrued and unpaid interest. In addition, in the event of a change in control of the Company, each holder will have the right to require Signature Brands to repurchase its Notes at a price of 101 percent of the principal amount thereof, together with accrued and unpaid interest thereon. Except for the foregoing circumstances, Signature Brands is not required to make mandatory redemption or sinking fund payments with respect to the Notes.

       The Agreement currently prohibits the Company from purchasing any Notes prior to the expiration thereof and also provides that certain change in control events with respect to the Company would constitute a default thereunder.


                                                                     (Continued)

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

(10)   Income Taxes
       ------------

       Income tax expense (benefit) for the years ended September 28, 1997, September 29, 1996, and October 1, 1995, respectively, consisted of:

                                       1997              1996              1995
                                       ----              ----              ----
       Current
         Federal                    $   856              4,052               100
         State                          215                326                40
       Deferred                        (283)               349             2,547
                                    -------            -------           -------

                                    $   788              4,727             2,687
                                    =======            =======           =======

       The principal items accounting for the difference in taxes on income computed at the U.S. statutory rate and as recorded for the years ended September 28, 1997, September 29, 1996, and October 1, 1995, respectively, are as follows:

                                                          1997        1996       1995
                                                          ----        ----       ----

       Tax expense (benefit) at statutory rate of 35%  $  (498)       2,607       1,285
       State taxes, net of federal benefit                  86          455         206
       Goodwill amortization                             1,241        1,302       1,255
       Other                                               (41)         363         (59)
                                                       -------      -------     -------

                                                       $   788        4,727       2,687
                                                       =======      =======     =======


                                                                     (Continued)

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

             (amounts in thousands, except share and per share data)



       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 28, 1997 and September 29, 1996 are as follows:


                                                              1997        1996
                                                              ----        ----
       Deferred tax assets
         Compensation and vacation                         $ 1,096          340
         Warranties and sales reserves                       2,259        2,897
         Advertising                                           676          683
         Product liability                                   1,646        1,746
         Above market rate lease                                 -          219
         Bad debts                                             751          456
         Other                                                 455          741
                                                           -------      -------

                    Total gross deferred tax assets          6,883        7,082

       Deferred tax liabilities
         Depreciation and amortization                      (1,493)      (1,928)
         Other                                                (232)        (279)
                                                           -------      -------

                    Total gross deferred tax liabilities    (1,725)      (2,207)
                                                           -------      -------

                    Net deferred tax asset                 $ 5,158        4,875
                                                           =======      =======

       The realization of the Company's net deferred tax asset is dependent on the generation of future taxable income. Management believes that it is more likely than not that the Company will generate sufficient future taxable income to fully utilize the established net asset. Accordingly, no valuation allowance for the net deferred tax asset has been provided.

(11)   Lease Commitments
       -----------------

       The Company leases various buildings and equipment under leases expiring at various dates. At September 28, 1997, minimum rental commitments under noncancelable leases are as follows:

                         Fiscal Year Ending
                         ------------------
                               1998                     $    2,031
                               1999                          1,903
                               2000                          1,800
                               2001                          1,790
                               2002                          1,750
                               Thereafter                   18,400
                                                        ----------

                                                        $   27,674
                                                        ==========


       Rental expense amounted to approximately $1,630, $1,438, and $1,447, for the years ended September 28, 1997, September 29, 1996, and October 1, 1995, respectively.


                                                                     (Continued)

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

(13)   Stock Incentive Plans
       ---------------------

       The Company has five stock-based compensation plans. Options granted under these plans have ten-year terms and generally have graded vesting schedules of either four or five years. Options scheduled over five years require achievement of company-wide performance goals in order for options to vest.

       The Company applies APB Opinion 25 (APB 25) in accounting for its stock incentive plans and, accordingly, recognizes compensation costs only to the extent that the market price of shares granted exceeds the exercise price at the grant date. During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits the continued use of APB 25 and requires disclosure of the pro forma effects on net income and net income per share had the fair value method of accounting prescribed under SFAS 123 been used. Under SFAS 123, an option's fair value is estimated at the grant date using an option pricing model, the resulting fair value is then recognized as compensation cost over the vesting period of the related option. In the Company's case these pro forma disclosures are required to be applied only to options granted after October 1, 1995 (fiscal 1996). In estimating fair value, the Company has used the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively; risk free interest rate of 6.21 percent and 6.10 percent, expected lives of 4.1 years and 4.7 years, and stock price volatility of 29.3 percent. The weighted average fair value of options granted during 1997 and 1996 was $1.18 and $1.70, respectively. The following chart depicts the pro forma affects on net income of applying the provisions of SFAS 123.

                                                        1997                1996
                                                        ----                ----
       Net income (loss)
         As reported                                $  (2,212)              2,721
         Pro forma                                     (2,302)              2,673

       Net income (loss) per share
         As reported                                $    (.24)                .30
         Pro forma                                       (.25)                .29


                                                                     (Continued)

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

             (amounts in thousands, except share and per share data)




       The following is a summary with respect to options outstanding at September 28, 1997, September 29, 1996, and October 1, 1995, and the activity during those years:

                                                            1997                1996               1995
                                                            ----                ----               ----

       Options unexercised at beginning of the year           919,853            813,853          502,353
          Weighted average exercise price               $        4.15      $        3.86    $        3.96
       Options granted during the year                        669,000            211,000          377,000
          Weighted average exercise price               $        3.99      $        5.55    $        4.44
       Options exercised during the year                       (1,250)            (9,125)               -
          Weighted average exercise price               $        3.44      $        3.46                -
       Options canceled during the year                      (186,375)           (95,875)         (65,500)
          Weighted average exercise price               $        5.24      $        4.82    $        4.44
       Options unexercised at end of year                   1,401,228            919,853          813,853
          Weighted average exercise price               $        3.93      $        4.15    $        3.86
       Options exercisable at end of year                     567,728            443,478          398,353
          Weighted average exercise price               $        3.52      $        3.15    $        3.08

       At September 28, 1997, the range of exercise prices and weighted average remaining contractual life of outstanding options was $2.61 - $14.50 and
       8.5 years.

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


                                                                     (Continued)

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

       1997 Stock Option and Incentive Plan
       ------------------------------------

       In March 1997, the Company adopted a new stock option and incentive plan (1997 Plan). The 1997 Plan provides the Compensation Committee (Committee) of the board of directors the authority to grant stock options and stock appreciation rights to directors, employees, and consultants. The Committee selects the participates and determines (i) the type of award; (ii) the vesting schedule of awards; (iii) the exercise price; and (iv) duration of the award. The total number of shares of common stock that may be subject to awards granted under the 1997 Plan is equal to 270,000 shares of common stock, subject to certain adjustments. No awards my be granted under the 1997 Plan after March 5, 2007.

       1997 Nonqualified Stock Option Grant
       ------------------------------------

       In August 1997, the Company granted an executive officer of the Company 500,000 nonqualified stock options at an exercise price of $3.50 per share. One-half of the options become exercisable on September 30 of each year following the date of grant, but may not be exercised more than ten years from the date of grant.


                                                                     (Continued)

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

             (amounts in thousands, except share and per share data)



(14)   Unaudited Quarterly Financial Data
       ----------------------------------

                                                           Quarter
                                           -------------------------------------------
                                           First       Second       Third       Fourth
Year ended September 28, 1997 (1)
  Net sales                               $87,136      61,925       64,194       62,453
  Gross profit                             26,059      19,613       20,018       19,935
  Interest expense                          4,982       4,575        4,484        4,597
  Net income (loss)                           491        (267)          75       (2,511)
  Net income (loss) per share                 .05        (.03)         .01         (.28)
  Weighted average shares outstanding
    (in thousands)                          9,080       9,080        9,080        9,081

Year ended September 29, 1996 (2)
  Net sales                               $97,407      56,275       59,339       69,956
  Gross profit                             30,544      17,737       19,011       22,568
  Interest expense                          5,097       4,717        4,637        4,683
  Net income (loss)                         1,977          10         (218)         952
  Net income (loss) per share                 .22           -         (.02)         .10
  Weighted average shares outstanding
    (in thousands)                          9,071       9,071        9,071        9,078

       (1) The results for the fourth quarter include an unusual item of $2.4 million primarily for expenses associated with severance costs for several senior executive officers.

       (2) Amounts for the fourth quarter have been restated for the effect of the Company's change from the LIFO method of accounting for certain inventories to the FIFO method. Amounts for the first, second and third quarters were not restated as the impact was not material to those quarters.

(15)   Business and Credit Concentrations
       ----------------------------------

       The Company distributes and sells its products through major retail outlets, including discounters/mass merchants, department stores, warehouse clubs, specialty stores, catalog showrooms, mail order catalog companies, and national hardware, drugstore, and retail grocery chains. Approximately 39 percent, 36 percent, and 33 percent of the Company's revenues were from two customers in the years ended September 28, 1997, September 29, 1996, and October 1, 1995, respectively. The largest of these two customers accounted for 27 percent, 23 percent, and 23 percent of the Company's revenues in those same years, respectively.

(16)   Related Party Transactions
       --------------------------

       Signature Brands pays a management fee to a related party for certain administrative and professional services performed by the related party. Amounts paid to this related party for management fees, including reimbursed expenses, were $252, $263, and $305 for the years ended September 28, 1997, September 29, 1996, and October 1, 1995, respectively.



                                                                     (Continued)

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

             (amounts in thousands, except share and per share data)


(17)   Financial Instruments
       ---------------------
       Management has determined that at September 28, 1997 and September 29, 1996, the fair value of financial instruments included in the balance sheets approximated their carrying values. With respect to cash, receivables, payables, and accrued liabilities, this determination was based on the short maturity of the instruments. With respect to debt, the assessment was based on management's judgment as to currently available rates on debt with similar maturities.

(18)   Condensed Consolidated Financial Information
       --------------------------------------------

       Condensed consolidated financial information for Signature Brands, Inc. at September 28, 1997 and September 29, 1996, and for the years ended September 28, 1997, September 29, 1996, and October 1, 1995 is as follows:


                                                       September 28  September 29
                                                            1997         1996
                                                       ------------  ------------
Current assets                                         $ 100,992        108,644
Noncurrent assets                                        158,718        164,483
                                                       ---------      ---------
       Total assets                                    $ 259,710        273,127
                                                       =========      =========

Current liabilities                                    $  51,971         48,393
Noncurrent liabilities                                   161,142        176,090
Intercompany payables                                     47,823         47,658
                                                       ---------      ---------
       Total liabilities                                 260,936        272,141
Stockholder's equity
   Common stock - $1.00 stated value; authorized
     850 shares; issued and outstanding 100 shares
     in 1997 and $.01 par value; authorized and
     outstanding 1,000,000 shares in 1996                      -             10
   Paid-in capital                                         2,821          2,811
   Accumulated deficit                                    (4,047)        (1,835)
                                                       ---------      ---------
       Total stockholder's equity                         (1,226)           986
                                                       ---------      ---------
       Total liabilities and stockholder's equity      $ 259,710        273,127
                                                       =========      =========



                                                      Year Ended
                                     ---------------------------------------------
                                     September 28     September 29       October 1
                                         1997             1996             1995
                                     ------------     ------------      ------------
Net sales                           $ 275,708           282,977          267,887
Gross profit                           85,625            89,860           83,433
Net income (loss)                      (2,212)            2,721              984

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not Applicable.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 5, 1998, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 5, 1998.

ITEM 11. EXECUTIVE COMPENSATION

                  The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 5, 1998, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

                  The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Stock Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 5, 1998, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 5, 1998, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


                                     PART IV
                                     -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

(a) (1)  Financial Statements
         --------------------

The following Financial Statements of the Registrant are included in Part II,
Item 8:

                                                                        Page
                                                                        -----

     Independent Auditors' Report - KPMG Peat Marwick LLP  . . . . . .  F-1
     Consolidated Balance Sheets September 28, 1997 and
        September 29, 1996  . . . . . . . . . . . . . . . . . . .  . .  F-2
     Consolidated Statements of Operations
        Years Ended September 28, 1997,
        September 29, 1996 and October 1, 1995  . . . . . . . . .  . .  F-3
     Consolidated Statements of Stockholders' Equity
        Years Ended September 28, 1997,
        September 29, 1996 and October 1, 1995  . . . . . . . . .  . .  F-4
     Consolidated Statements of Cash Flows
        Years Ended September 28, 1997,
        September 29, 1996 and October 1, 1995  . . . . . . . . .  . .  F-5
     Notes to Consolidated Financial Statements  . . . . . . . . . . .  F-6

(a) (2)  Financial Statement Schedules
         -----------------------------

                  The following Financial Statement Schedules of the Registrant and the report of the independent auditors, KPMG Peat Marwick LLP, are filed as part of Item 14(a)(2) of Part IV of Form 10-K. The report of KPMG Peat Marwick LLP thereon as of September 28, 1997 and September 29, 1996 and for the years ended September 28, 1997, September 29, 1996 and October 1, 1995, appears at page F-1 of this Form 10-K.

                                                                     Page
                                                                     ----
Schedule I        - Condensed Financial Information
                    of Registrant     . . . . . . . . . . . .        S-1
Schedule II       - Valuation and Qualifying
                     Accounts  . . . . . . . . . . . . . . . .       S-3

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)  (3)  Exhibits
          --------

                  Reference is made to the Exhibit Index set forth herein beginning at page E-1.

(b)      Report on Form 8-K
         ------------------

                  The Company filed a current report on Form 8-K dated August 12, 1997, to disclose under Item 5 thereof the appointment of Meeta Vyas as Vice Chairman of the Board of Directors and Chief Executive Officer of Signature Brands USA, Inc. to replace Peter C. McC. Howell.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio this 24th day of December, 1997.

                                    SIGNATURE BRANDS USA, INC.
                                    SIGNATURE BRANDS, INC.


                                    By:   /s/ Meeta Vyas
                                       ----------------------------------
                                       Meeta Vyas
                                       Vice Chairman of the Board of Directors
                                       and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 24, 1997.

/s/ Meeta Vyas                             /s/ Thomas R. Shepherd
---------------------------------------    ------------------------------------
Meeta Vyas                                 Thomas R. Shepherd, Chairman of the
Vice Chairman of the Board of Directors    Board of Directors
and Chief Executive Officer (Principal
Executive Officer)                         /s/ Thomas H. Lee
                                           ------------------------------------
                                           Thomas H. Lee, Director

                                           /s/ William P. Carmichael
                                           ------------------------------------
                                           William P. Carmichael, Director

 /s/ Steven M. Billick                     /s/ David A. Jones
-------------------------------------      ------------------------------------
Steven M. Billick                          David A. Jones, Director
Senior Vice President, Treasurer and
Chief Financial Officer (Principal
Accounting and Financial Officer)          ------------------------------------
                                           S. Donald McCullough, Director

                                           /s/ Robert W. Miller
                                           ------------------------------------
                                           Robert W. Miller, Director

                                           /s/ Scott A. Schoen
                                           ------------------------------------
                                           Scott A. Schoen, Director

                                           /s/ Frank E. Vaughn
                                           ------------------------------------
                                           Frank E. Vaughn, Director

                                                                      Schedule I


                    Signature Brands USA, Inc. and Subsidiary
                Condensed Financial Information of the Registrant
                Condensed Statements of Operations and Cash Flows
     Years ended September 28, 1997, September 29, 1996 and October 1, 1995
                             (dollars in thousands)


                                                       1997        1996         1995
                                                      -------     -------     -------

STATEMENTS OF OPERATIONS
Equity in net income (loss) of subsidiary             $(2,212)      2,721         984
                                                      -------     -------     -------

Net income (loss)                                     $(2,212)      2,721         984
                                                      =======     =======     =======


STATEMENTS OF CASH FLOWS
Cash flows from operating activities
   Net income (loss)                                  $(2,212)      2,721         984
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities
       Intercompany receivables                          (165)        (31)        --
       Equity in net (income) loss of subsidiary        2,212      (2,721)       (984)
                                                      -------     -------     -------

         Net cash used in operating activities           (165)        (31)        --
                                                      -------     -------     -------

Cash flow from financing activities
   Proceeds from stock issuances under
     option plans and awards                              165          31         --
                                                      -------     -------     -------

         Net cash provided by financing activities        165          31         --
                                                      -------     -------     -------

Increase (decrease) in cash                               --          --          --

Cash at the beginning of the period                       --          --          --


                                                      -------     -------     -------
Cash at the end of the period                         $   --          --          --
                                                      =======     =======     =======

                                                                      Schedule I


                    Signature Brands USA, Inc. and Subsidiary
                Condensed Financial Information of the Registrant
                            Condensed Balance Sheets
                    September 28, 1997 and September 29, 1996
           (dollars in thousands, except share and per share amounts)



                                                              1997         1996
                                                            --------     --------
ASSETS
Investment in subsidiary                                    $ (1,226)         986
Intercompany receivable                                       47,823       47,658
                                                            --------     --------

   Total assets                                             $ 46,597       48,644
                                                            ========     ========

STOCKHOLDERS' EQUITY
Common stock - par value $.01 per
   share; authorized 20,000 shares; issued and
   outstanding 9,082 shares at September 28, 1997 and
   9,080 shares at September 29, 1996                       $     91           91
Paid-in capital                                               51,937       51,772
Warrants                                                       1,773        1,773
Retained deficit                                              (7,204)      (4,992)
                                                            --------     --------

   Total stockholders' equity                               $ 46,597       48,644
                                                            ========     ========

                                                                     Schedule II



                    Signature Brands USA, Inc. and Subsidiary
                        Valuation and Qualifying Accounts
                             (dollars in thousands)




                                    Balance at                             Balance at
                                    Beginning                                 End
                                    of Period    Additions    Deductions   of Period
                                    ---------    ---------    ----------   ------------
Allowance for
Doubtful Accounts
and Discounts
-------------

Year ended
October 1, 1995                     1,933          268          388        1,813

Year ended
September 29, 1996                  1,813          923          144        2,592

Year ended
September 28, 1997                  2,592          385          999        1,978


                                                          Exhibit Index

                                                                      Sequential
Exhibit Number          Description of Document                           Page
--------------          -----------------------                       ----------

    3.1        Amended and  Restated  Certificate  of  Incorporation        (K)
               of Signature Brands USA, Inc., as amended

    3.2        Articles of Incorporation of Signature Brands, Inc.          (L)

    3.3        Amended and Restated By-laws of the Company, as amended      (A)

    3.4        Code of Regulations of Signature Brands, Inc.                (L)

    4.1        Indenture dated August 17, 1994 pursuant to which            (C)
               Signature Brands' 13% Senior Subordinated Notes due 2002 have been issued

    4.2        13% Senior Subordinated Note due 2002                        (C)

    4.3        Warrant Agreement dated August 17, 1994                      (C)

    4.4        First Supplemental Indenture Dated as of April 30, 1997      (L)
               Between Signature Brands, Inc. and Firstar Bank of
               Minnesota as Trustee

   10.1        Second Amended 1992 Stock Incentive Plan of the Company*     (B)

   10.2        Employment Agreement among the Company, Health o meter       (A)
               and Peter C. McC. Howell*

   10.3        Form of Non-Qualified Stock Option Agreement between         (A)
               the Company and Peter C. McC. Howell*

   10.4        Amended and Restated  Employment  Agreement between          (M)
               the Company and S. Donald McCullough dated July 1, 1996* (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)

   10.5        Employment Agreement between the Company and                 (H)
               Richard C. Adamany dated March 31, 1995*

   10.6        Employment Agreement between the Company and                 (H)
               Timothy J. McGinnity dated March 31, 1995*

   10.7        Employment Agreement between the Company and                 (I)
               John D. Lange dated March 20, 1995*

    10.8       Employment Agreement between the Company and                (M)
               Steven M. Billick dated June 10, 1996*

    10.9       Second Amended and Restated Stockholders Agreement          (A)
               among the Company and certain of its stockholders

   10.10       Credit Agreement dated August 17, 1994 among                (C)
               Signature Brands', Banque National de Paris,
               New York Branch and the lenders named therein

   10.11       Amended and Restated Management Agreement among             (A)
               the THL Co., Health o meter and the Company

   10.12       Letter Agreement between Health o meter and LLP Media,      (D)
               Inc. dated January 31, 1992

   10.13       Agreement for Purchase and Sale of Assets dated             (E)
               November 11, 1992 among Pelouze, Health o meter and
               PSC Acquisition Co.

   10.14       Agreement and Plan of Merger dated as of May 24, 1994       (B)
               among the Company, Health o meter, Java Acquisition
               Corporation and Mr. Coffee, inc.

   10.15       1994-1999 Labor Agreement between Mr. Coffee and            (F)
               Industrial and Allied Employees Local Union No. 73

   10.16       1995 Stock Option and Incentive Plan of the Company*        (G)

   10.17       Lease Agreement dated October 15, 1996, between Duke        (M)
               Realty Limited Partnership and the Company

   10.18       Agreement between Health o meter, Inc. and Manufacturing,   (M)
               Production and Service Workers Union, Local No. 24,
               AFL-CIO, November 14, 1994 through November 13, 1997

   10.19       Employment Agreement between the Company and                (J)
               C. Wayne Morris dated October 7, 1996*

   10.20       1997 Stock Option and Incentive Plan of the Company*        (K)

   10.21       Employment Agreement between the Company and
               Torrey A. Glass dated January 29, 1997*

   10.22       Employment Agreement between the Company and
               Meeta Vyas dated August 11, 1997*

   10.23       Signature Brands USA, Inc. Chief Executive Officer
               Stock Option Plan*

          10.24 Form of Non-Qualified Stock Option Agreement between the Company and Meeta Vyas*

          18.1             Letter on Change of Accounting Method

          21.1             Subsidiaries of the Company

          23.1             Consent of  KPMG Peat Marwick LLP

          27.1             Financial Data Schedule

          27.2             Financial Data Schedule


----------------------


(A) Incorporated herein by reference to the appropriate exhibit to the Company's registration statement on Form S-1 (Reg. No. 33-80124).
(B) Incorporated herein by reference to the appropriate exhibit to the Company's and Signature Brands' registration statement on Form S-1 (Reg. No. 33-80000).
(C) Incorporated herein by reference to the appropriate exhibit to the Company's current report on Form 8-K dated August 17, 1994.
(D) Incorporated herein by reference to the appropriate exhibit to the Company's registration statement on Form S-1 (Reg. No. 33-45202).
(E) Incorporated herein by reference to the appropriate exhibit to the Company's current report on Form 8-K dated December 12, 1992.
(F) Incorporated herein by reference to the appropriate exhibit to the Company's annual report on Form 10-K for the period ended October 2, 1994.
(G) Incorporated herein by reference to the appropriate exhibit to the Company's Proxy Statement in connection with the Annual Meeting of Stockholders held on April 27, 1995.
(H) Incorporated herein by reference to the appropriate exhibit to the Company's quarterly report on Form 10-Q for the period ended July 2, 1995.
(I) Incorporated herein by reference to the appropriate exhibit to the Company's quarterly report on Form 10-Q for the period ended June 30, 1996.
(J) Incorporated herein by reference to the appropriate exhibit to the Company's quarterly report on Form 10-Q for the period ended December 29, 1996.
(K) Incorporated herein by reference to the appropriate exhibit to the Company's quarterly report on Form 10-Q for the period ended March 30, 1997.
(L) Incorporated herein by reference to the appropriate exhibit to the Company's quarterly report on Form 10-Q for the period ended June 29, 1997.
(M) Incorporated herein by reference to the appropriate exhibit to the Company's annual report on Form 10-K for the year ended September 29, 1996.

*        Management contract or compensatory plan or arrangement.