Form 10-Q
period 1997-12-28
SIGNATURE BRANDS USA INC; SIGNATURE BRANDS INC
filed 1998-02-10
CIK 883327, 925252

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       December 28, 1997
                               -------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:                          0-19912
                        --------------------------------------------------------

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

                                 (440) 542-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

As of January 31, 1998, the issuer had 9,174,261 shares of common stock outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended       December 28, 1997
                               -------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                       to
                               ---------------------     -----------------------

Commission File Number:               33-80000
                        --------------------------------------------------------

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
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (440) 542-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                December 28       September 28
                                                   1997               1997
                                              ---------------     ------------
                                                (Unaudited)
ASSETS

Current assets
   Cash                                           $  4,118               890
   Trade accounts receivable, net                   67,501            52,336
   Inventories                                      37,851            39,607
   Refundable income taxes                             497               497
   Deferred income taxes                             6,329             6,329
   Other current assets                              1,378             1,333
                                                  --------          --------
        Total current assets                       117,674           100,992

Property, plant and equipment, net                  16,820            17,598

Other assets
   Excess of cost over fair value
     of net assets acquired, net                   134,921           135,893
   Deferred financing costs, net                     4,084             3,723
   Other                                             1,579             1,504
                                                  --------          --------
        Total other assets                         140,584           141,120
                                                  --------          --------

        Total assets                              $275,078           259,710
                                                  ========          ========



                                                                     (continued)

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      December 28   September 28
                                                         1997           1997
                                                      -----------   ------------
                                                     (Unaudited)
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt                   $   5,000         8,750
   Accounts payable                                       21,849        21,004
   Accrued liabilities                                    29,645        22,217
                                                       ---------     ---------
        Total current liabilities                         56,494        51,971

Long-term debt
   Revolving Credit Facility                              40,100        33,700
   Term Note                                              55,000        51,508
   Senior Subordinated Notes                              68,960        68,904
                                                       ---------     ---------
        Total long-term debt                             164,060       154,112

Product liability                                          2,813         3,212
Other                                                      3,726         3,818
                                                       ---------     ---------
        Total liabilities                                227,093       213,113

Stockholders' equity
   Common stock, par value $.01 per share;
       authorized 20,000 shares; issued
       and outstanding 9,174 shares
       at December 28, 1997 and 9,082 shares
       at September 28, 1997                                  92            91
   Paid-in capital                                        52,099        51,937
   Warrants                                                1,773         1,773
   Accumulated deficit                                    (5,979)       (7,204)
                                                       ---------     ---------

        Total stockholders' equity                        47,985        46,597
                                                       ---------     ---------
        Total liabilities and stockholders' equity     $ 275,078       259,710
                                                       =========     =========







(See accompanying notes to unaudited consolidated financial statements.)

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       Thirteen weeks ended
                                                   -----------------------------
                                                   December 28       December 29
                                                       1997             1996
                                                   -----------       -----------

Net sales                                            $ 90,365           87,136
Operating costs and expenses
    Cost of goods sold                                 63,388           61,077
    Selling, general and
      administrative expenses                          18,219           19,055
    Amortization of intangible assets                     972              984
                                                     --------         --------
        Total operating costs and expenses             82,579           81,116
                                                     --------         --------
        Operating income                                7,786            6,020

Interest expense                                        4,800            4,982
Other income                                              (76)            (189)
                                                     --------         --------
        Income before income taxes                      3,062            1,227
Income tax expense                                      1,837              736
                                                     --------         --------
        Net income                                   $  1,225              491
                                                     ========         ========



Basic and diluted net income per share               $   0.13             0.05
                                                     ========         ========


(See accompanying notes to unaudited consolidated financial statements.)

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                          Thirteen weeks ended
                                                                      ---------------------------
                                                                      December 28     December 29
                                                                         1997             1996
                                                                      -----------     -----------
Cash flows from operating activities
  Net income                                                           $  1,225              491
  Adjustments to reconcile net income to
     net cash used in operating activities
        Depreciation and amortization of plant and equipment              1,598            1,730
        Amortization of intangible assets                                   972              984
        Amortization of deferred financing costs                            214              214
        Accretion of debt discount                                           56               56
        Changes in
           Accounts receivable                                          (15,165)          (8,163)
           Inventories                                                    1,756             (410)
           Other assets                                                    (120)             271
           Accounts payable                                                 845             (140)
           Accrued liabilities                                            7,428            4,202
           Noncurrrent liabilities                                         (491)              22
                                                                       --------         --------
             Net cash used in operating activities                       (1,682)            (743)
                                                                       --------         --------

Cash flows from investing activities
    Capital expenditures                                                   (820)            (728)
                                                                       --------         --------
             Net cash used in investing activities                         (820)            (728)
                                                                       --------         --------

Cash flows from financing activities
    Proceeds from revolving credit facility                              32,100           19,900
    Repayments of revolving credit facility                             (25,700)         (15,600)
    Repayment of long-term debt                                          (1,250)          (1,250)
    Proceeds from Term Note                                                 992              -
    Proceeds from stock issuances under option plans and awards             163              -
    Payment of financing fees                                              (575)             -
                                                                       --------         --------
            Net cash provided by financing activities                     5,730            3,050
                                                                       --------         --------

Increase in cash                                                          3,228            1,579
Cash at the beginning of the period                                         890              736
                                                                       --------         --------
Cash at the end of the period                                          $  4,118            2,315
                                                                       ========         ========

Supplemental disclosures of cash flow information
Cash paid during the period for
    Interest                                                           $  2,251            2,375
    Income taxes                                                            -                415

(See accompanying notes to unaudited consolidated financial statements.)

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

         In the opinion of management, the information furnished herein includes all adjustments of a normal recurring nature that are necessary for a fair presentation of results for the interim periods shown in accordance with generally accepted accounting principles. The unaudited interim consolidated financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended September 28, 1997, and should be read in conjunction with the consolidated financial statements and notes thereto. Because of the seasonal nature of the small appliance and consumer scale industries, the results of operations for the interim period are not necessarily indicative of results for the full fiscal year.

(2)      INVENTORIES

         The components of inventories are as follows:


                                                              December 28                September 28
                                                                  1997                        1997
                                                              -----------                -------------

               Raw materials and purchased parts                $ 10,040                      11,233
               Finished goods                                     27,811                      28,374
                                                                --------                      ------

                                                                $ 37,851                      39,607
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

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


     (3)  EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), in the quarter ended December 28, 1997. SFAS No. 128 requires the Company to disclose two earnings per share amounts, basic and diluted. Basic earnings per share is based on net income available to common stockholders and weighted average common stock outstanding during the period. Diluted earnings per share includes the effect of all dilutive securities which are convertible to common stock of the Company such as stock options and warrants.

         Below is a table which reconciles basic earnings per share with diluted earnings per share for the thirteen weeks ended December 28, 1997 and December 29, 1996.


                                                                                                       Per Share
                                                       Net Income                 Shares                Amounts
                                                 -----------------------   ---------------------  ---------------------
                                                   1997         1996         1997        1996       1997        1996
                                                 ----------   ----------   ---------   ---------  ---------   ---------

          BASIC EARNINGS PER SHARE
          Net income available to
              common stockholders                 $ 1,225      $   491       9,109       9,081     $ 0.13     $ 0.05
                                                                                                  =========   =========

          EFFECT OF DILUTIVE SECURITIES (1)
          Stock Options                                -              -        298         268
                                                 ----------   ----------   ---------   ---------

          DILUTED EARNINGS PER SHARE              $ 1,225      $   491       9,407       9,349     $ 0.13     $ 0.05
                                                 ==========   ==========   =========   =========  =========   =========




         (1) The Company's outstanding warrants and certain outstanding stock options have not been included as they are currently antidilutive.

                    SIGNATURE BRANDS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

 (4)     CONDENSED CONSOLIDATED FINANCIAL INFORMATION

         Condensed consolidated financial information for Signature Brands, Inc. at December 28, 1997 and September 28, 1997, and for the thirteen week periods ended December 28, 1997 and December 29, 1996 is as follows:


                                                         December 28       September 28
                                                             1997              1997
                                                         -----------       ------------

Current assets                                            $ 117,674           100,992
Noncurrent assets                                           157,404           158,718
                                                          ---------         ---------

        Total assets                                      $ 275,078           259,710
                                                          =========         =========


Current liabilities                                       $  56,494            51,971
Noncurrent liabilities                                      170,599           161,142
Intercompany payables                                        47,986            47,823
                                                          ---------         ---------

        Total liabilities                                   275,079           260,936

Stockholder's equity
   Common stock - $1.00 stated value;
      authorized 850 shares; issued and
      outstanding 100 shares                                    -                 -
   Paid-in capital                                            2,821             2,821
   Accumulated deficit                                       (2,822)           (4,047)
                                                          ---------         ---------

        Total stockholder's equity                               (1)           (1,226)
                                                          ---------         ---------

        Total liabilities and stockholder's equity        $ 275,078           259,710
                                                          =========         =========


                                                          Thirteen week period ended
                                                         ------------------------------
                                                         December 28       December 29
                                                             1997              1996
                                                         -----------       ------------

Net sales                                                 $  90,365            87,136
Gross profit                                                 26,977            26,059
Net income                                                    1,225               491

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


COMPANY OVERVIEW

                  Signature Brands USA, Inc. (the "Company") is a holding company which, through its wholly owned subsidiary, Signature Brands, Inc. ("Signature Brands"), designs, manufactures, markets, and distributes a comprehensive line of consumer and professional products. The Company's consumer products, marketed under the Mr. Coffee(R), Health o meter(R), Counselor(R) and Borg(R) brand names include automatic drip coffeemakers, iced and hot teamakers, coffee filters, water filtration products, accessories and other kitchen countertop appliances as well as bath, kitchen, and gourmet scales and therapeutic devices. Professional products include the Pelouze(R) and Health o meter(R) brands of office, foodservice and medical scales.

                  In fiscal 1998, the Company changed the classification of certain sales to consumer product sales which previously were classified as professional product sales. The fiscal 1997 amounts discussed below have been restated to conform to the current period's presentation.

RESULTS OF OPERATIONS

Thirteen Weeks ended December 28, 1997 and December 29, 1996

                  Overview. Net sales in the first quarter of fiscal 1998 increased approximately 3.7 percent to $90.4 million, compared with $87.1 million for the same period in fiscal 1997. The Company's gross profit in the first quarter of fiscal 1998 was $27.0 million, or approximately 29.9 percent of net sales, compared with $26.1 million, or approximately 29.9 percent of net sales in the same period in fiscal 1997.

Net Sales and Gross Profit
                  Consumer Products. In the first quarter of 1998, net sales of consumer products were $81.1 million compared with $77.9 million in 1997, an increase of 4.2 percent. The increase in net sales was primarily attributable to significant improvements in sales of the Company's core products of coffeemakers and bath scales somewhat offset by lower sales in other product lines, primarily iced and hot teamakers and water filtration products. The improvement in coffeemakers was due to increased unit volumes and favorable sales mix somewhat offset by unfavorable pricing. Increased unit volumes partially offset by an unfavorable shift in sales mix resulted in higher sales of bath scales. The declines in sales of iced and hot teamakers and water filtration products were due primarily to lower unit volumes. Gross profit for consumer products increased 2.8 percent in the first quarter of 1998 to $23.7 million from $23.0 million in 1997. As a percent of net sales gross profit margin was 29.2 percent in 1998, compared with 29.6 percent in 1997. An overall shift in sales mix away from higher margin product lines such as iced and hot teamakers and coffee filters to lower margin product lines such as coffeemakers and bath scales along with continued competitive pricing across all product lines resulted in a decline in gross profit as a percent of net sales. Somewhat offsetting these items were reductions in product costs. Historically, gross margins on individual product lines have been greatest near the point of introduction, gradually decreasing as the product matures and becomes subject to pricing pressure. There continues to be intense pressure on retail prices and there can be no assurance as to the Company's ability to achieve price increases or maintain current price levels in the future. For these reasons, the Company continues its efforts to introduce new products and to reduce the cost of existing products as a means of protecting margins.

                  Professional Products. In the first quarter of 1998, net sales of professional products were $9.3 million, comparable with the same period in 1997. Increased unit volumes and favorable sales mix in medical and office products and higher unit volumes in commercial products were offset by decreased international unit volumes and unfavorable pricing in the office and international sales channels. Gross profit for professional products was $3.3 million, or 35.6 percent of net sales, in the first quarter of 1998, compared with $3.0 million, or 32.7 percent of net sales, in 1997. The shift in sales mix to higher margin medical and office products from lower margin international sales resulted in improved gross profit as a percent of net sales. In addition, improved product quality favorably impacted gross profit as a percent of net sales as defective product costs were reduced. Somewhat offsetting these favorable items were lower average selling prices.

                  Selling, General and Administrative Expenses. Selling, general, and administrative expenses ("SG&A") for the first quarter of fiscal 1998 totalled $18.2 million, or approximately 20.2 percent of net sales, compared with $19.1 million, or approximately 21.9 percent of net sales, for the first quarter of fiscal 1997. The decrease in SG&A as a percentage of net sales is primarily attributable to lower national advertising expenditures relating to the hot teamaker and water filtration product lines somewhat offset by increased bad debt expense due to retail customer bankruptcies and higher compensation expenses.

                  Amortization of Intangible Assets. The amortization of intangible assets relates primarily to intangible assets associated with the acquisition by the Company of Mr. Coffee, inc. on August 17, 1994 ("the Acquisition").

                  Interest Expense. Net interest expense for the first quarter of fiscal 1998 was approximately $4.8 million, compared with $5.0 million for the same period in the prior year.

                  Income Taxes. The effective tax rate was 60.0 percent for the first quarter of fiscal 1998 and 1997. Expenses not deductible for tax purposes, primarily the amortization of intangible assets associated with the acquisition, resulted in an effective tax rate significantly higher than the statutory tax rate in both periods.

                  Net Income. Based on the foregoing, the Company achieved net income of approximately $1.2 million in the first quarter of fiscal 1998, compared with approximately $0.5 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary sources of liquidity are internally generated cash and borrowings under a Credit Agreement among Signature Brands and a group of Banks represented by Banque Nationale de Paris ("BNP") as agent and NBD Bank as documentation agent ("the Bank Credit Agreement") entered into in connection with the Acquisition.

                  Cash flow activity for the first quarters of fiscal 1998 and 1997 is presented in the Consolidated Statements of Cash Flows. During the first quarter of fiscal 1998, the Company required approximately $1.7 million in cash flow to sustain its operating activities. Net income plus non-cash charges generated approximately $4.1 million, while changes in working capital components required approximately $5.8 million. The increase in accounts receivable, which required approximately $15.2 million, is attributable to seasonally higher sales activity. The decrease in inventories generated $1.8 million and is also attributable to seasonal factors. Accrued liabilities increased due to higher seasonal accruals for advertising and promotional costs and higher accrued interest generating $7.4 million.

                  The Company's business is somewhat seasonal, with a large portion of its sales and earnings generated in the first fiscal quarter of the year. During fiscal 1997, the Company generated approximately 32 percent of its annual net sales in this quarter compared with 34 percent in fiscal 1996.

                  The Company's aggregate capital expenditures during the first quarter of fiscal 1998 were approximately $0.8 million. The Company anticipates making $6.2 million of capital expenditures for the remainder of fiscal 1998. These capital expenditures relate primarily to new product tooling, information systems and production equipment. Management plans to fund these capital expenditures with available cash, cash flow from operations and, if necessary, borrowings under the revolving credit facility provided under the Bank Credit Agreement.

                  Indebtedness incurred in connection with the Acquisition has significantly increased the Company's cash requirements and imposes various restrictions on its operations. The Acquisition and related transactions were financed with approximately $98 million in borrowings under the Bank Credit Agreement, approximately $70 million in proceeds from a unit offering of 13 percent senior subordinated notes due 2002, (the "Notes") and warrants to purchase shares of Common Stock at a price of $6.25 per share, and approximately $17.2 million in net proceeds received from the exercise of certain transferable rights to purchase 3,543,433 shares of Common Stock issued to the stockholders of the Company. The Notes are generally not redeemable at the option of the Company until August 15, 1999. For more detailed information, see the Company's Annual Report on Form 10-K for the year ended September 28, 1997.

                  The Bank Credit Agreement includes a $55.0 million revolving credit facility and a term loan facility, which is subject to amortization on a quarterly basis in aggregate annual amounts of $5.0 million, $8.75 million, $14.5 million and $33.0 million during fiscal 1998 through fiscal 2001, respectively. A portion of the annual payment for fiscal 2001 may be accelerated into fiscal 2000 if certain EBITDA levels are not achieved in fiscal 1999. Signature

Brands is required to make prepayments on the term loan and revolving credit facility with a percentage of Excess Cash Flow (as defined) and 100 percent of the proceeds from certain asset sales, issuances of debt and equity securities and extraordinary items outside the ordinary course of business. There is no required term loan prepayment for fiscal 1998. Signature Brands may also make optional prepayments, in full or in part, on the term loan.

                  The Bank Credit Agreement and the indenture governing the Notes contain various customary covenants which the Company was in compliance with at December 28, 1997. Borrowing availability under the revolving credit facility at December 28, 1997 was $14.2 million after considering outstanding letters of credit of $0.7 million, actual borrowings of $40.1 million, and sufficiency of collateral. Signature Brands' obligations under the Bank Credit Agreement are secured by substantially all of Signature Brands' assets and a pledge of all of its issued and outstanding common stock. Signature Brands' obligations under the Bank Credit Agreement and the Notes are also guaranteed by the Company.

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

                  Also during 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which are effective for periods beginning after December 15, 1997. The disclosure requirements of these standards will, accordingly, be included in the financial statements of the Company for the fiscal year ending September 1999.

YEAR 2000 BUSINESS MATTERS

                  The Company does not expect year 2000 issues to have any material effect on its costs or to cause any significant disruptions to its operations. The Company is currently implementing new information systems on a company-wide basis which are fully year 2000 compliant. These new systems are being installed to replace the Company's current systems, and are expected to be fully operational before year 2000 issues will impact the Company. The cost of these new systems will be capitalized and depreciated over their estimated useful lives for financial statement purposes.

FORWARD LOOKING STATEMENTS

                  The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company; (a) general economic, business and market conditions; (b) competition; (c) the success of advertising and promotional efforts; (d) the costs associated with new product development and the acceptance of new product offerings; (e) the existence or absence of adverse publicity; (f) changes in relationships with the Company's major customers or in the financial condition of those customers; (g) the maintenance of supply arrangements with key suppliers; (h) fluctuations in raw materials costs or in the availability of materials; and (i) the adequacy of the Company's financial resources and the availability and terms of any additional capital.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not applicable.

                           PART II. OTHER INFORMATION


ITEM 2.           CHANGES IN SECURITIES

                  (c) Recent Sales of Unregistered Securities.

                  No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the period covered by this Quarterly Report on Form 10-Q other than the following:

                  (i) On November 1, 1997, Meeta Vyas exercised an option, in the form of a stock subscription, to purchase 91,727 shares of Common Stock. These shares were issued effective as of December 2, 1997. This option had an exercise price equal to $1.75 per share, for aggregate consideration of $160,522. The Company extended a loan to Ms. Vyas in the amount of $160,522 to facilitate her purchase of the shares. Such loan was extended at a rate of interest equal to the market rate of interest paid by Signature Brands under its revolving credit facility. Ms. Vyas repaid the loan and interest charges in full in January 1998. Registration under the Securities Act of 1933 was not affected with respect to the transaction described above in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) See the Exhibit Index at page 17 of this Form 10-Q.

                  (b) No reports on Form 8-K were filed during the quarter
                      for which this report is being filed.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SIGNATURE BRANDS USA, INC.
                                        SIGNATURE BRANDS, INC.



Date:  February 10, 1998                /s/ Steven M. Billick
                                        --------------------------------
                                        Steven M. Billick
                                        Senior Vice President, Treasurer
                                        and Chief Financial Officer

                                  Exhibit Index
                                  -------------


Exhibit Number                      Description of Document
--------------                      -----------------------

10.10 Credit Agreement dated August 17, 1994, as amended, among Signature Brands', Banque Nationale de Paris, New York Branch, NBD Bank and the banks and other financial institutions named therein

10.25 Form of Indemnity Agreement entered into by and between the Company and each of its Directors and Officers *

10.26 Form of Promissory Note, due December 31, 1997, between the Company and Meeta Vyas dated November 1, 1997 *

10.27 Stock Subscription Agreement between the Company and Meeta Vyas dated November 1, 1997 *

27.1                        Financial Data Schedule for Signature Brands USA,
                            Inc.

27.2                        Financial Data Schedule for Signature Brands, Inc.




* Management contract or compensatory plan or arrangement.